Form 10-Q
period 1995-03-31
JONES MEDICAL INDUSTRIES INC /DE/
filed 1995-05-12
CIK 793613

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                  FORM 10-Q


         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                For The Quarterly Period Ended March 31, 1995

                                    OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
              For the transition period from --------- to ---------

                         Commission File No. 0-15098



                        JONES MEDICAL INDUSTRIES, INC.
           (Exact name of registrant as specified in its charter)



              DELAWARE                                 43-1229854
   (State or other jurisdiction of        (I.R.S. EMPLOYER IDENTIFICATION NO.)
   Incorporation or organization)


  1945 Craig Road, St. Louis, Missouri                    63146
(Address of principal executive offices)               (Zip Code)


       Registrant's telephone number, including area code: (314) 576-6100



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrat was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes----  No----.


Number of shares outstanding of registrant's Common Stock as of May 2, 1995:
9,234,412

                    JONES MEDICAL INDUSTRIES, INC.


                               INDEX
                               -----

                                                                  PAGE
                                                                 NUMBER
                                                                 ------
Part I - Financial Information

  Item 1.  Financial Statements

       Condensed Consolidated Balance
       Sheets - December 31, 1994 and March 31, 1995                  3

       Condensed Consolidated Statements of
       Income - three months ended March 31, 1994 and 1995            4

       Condensed Consolidated Statements of
       Stockholders' Equity - three months ended
       March 31, 1994 and 1995                                        5

       Condensed Consolidated Statements of Cash Flows -
       three months ended March 31, 1994 and 1995                  6- 7

       Notes to Condensed Consolidated Financial Statements        8-10

  Item 2.  Management's Discussion and Analysis of Results
  of Operations and Financial Condition                           11-14

Part II - Other Information

  None                                                               15

Signatures                                                           16


                                    JONES MEDICAL INDUSTRIES, INC.

                                 CONDENSED CONSOLIDATED BALANCE SHEET

                                                                               December 31,    March 31,
                                                                                   1994           1995
                                                                               ------------   -----------
                      ASSETS                                                                  (Unaudited)

Current Assets:
 Cash and temporary investments                                               $  7,031,765   $  4,791,457
 Marketable securities                                                             120,000        120,000
 Accounts receivable, less allowance for doubtful accounts of
 $64,794 at December 31, 1994 and $73,794 at March 31, 1995                      4,242,356      4,712,081
 Inventories                                                                     8,320,590      9,959,499
 Deferred income taxes                                                             652,805        652,805
 Prepaid expenses and other                                                        425,843        550,994
                                                                              ------------   ------------
  Total current assets                                                          20,793,359     20,786,836
Net property, plant and equipment                                               12,603,165     12,736,953
Intangible assets, net                                                          20,674,206     20,360,289
Other assets                                                                       856,554      1,048,576
                                                                              ------------   ------------
                                                                              $ 54,927,284   $ 54,932,654
                                                                              ============   ============


                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable and accrued expenses                                        $  3,639,966   $  4,646,043
 Current portion of long-term debt                                               1,611,246      1,499,984
 Income taxes payable                                                              292,774      1,270,318
 Dividends payable                                                                 234,758        234,799
                                                                              ------------   ------------
  Total current liabilities                                                      5,778,744      7,651,144
Long-term debt                                                                   3,799,978           -
Deferred income taxes                                                            3,858,198      3,966,105
Contingencies and commitments (Note 8)                                                -              -
Stockholders' equity:
 Preferred stock, $.01 par value; 1,000,000 shares authorized,
 99,919 issued and outstanding at December 31, 1994 and 99,919
 at March 31, 1995                                                                     999            999
 Common stock, $.04 par value; 30,000,000 authorized, 9,231,012 issued and
 outstanding at December 31, 1994 and 9,232,212 at March 31, 1995                  369,240        369,288
 Contributed capital (including effects of unearned compensation and
 related amortization)                                                          19,639,433     19,650,785
 Retained earnings                                                              21,480,692     23,294,333
                                                                              ------------   ------------
  Total stockholders' equity                                                    41,490,364     43,315,405
                                                                              ------------   ------------
                                                                              $ 54,927,284   $ 54,932,654
                                                                              ============   ============

                                         See accompanying notes.

                                  JONES MEDICAL INDUSTRIES, INC.

                           CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                           (UNAUDITED)


 Three Months Ended                                                                    March 31,
                                                                               --------------------------
                                                                                   1994           1995
                                                                                   ----           ----
Sales                                                                          $12,141,904    $11,458,547
Cost of sales                                                                    6,197,281      5,267,494
                                                                               -----------    -----------
Gross profit on sales                                                            5,944,623      6,191,053
Selling, general and administrative expenses:
 Selling                                                                         2,040,625      1,901,290
 General and administrative                                                        901,902        827,751
 Research and development                                                           20,633           -
 Amortization                                                                      349,061        313,920
                                                                               -----------    -----------
  Total selling, general and administrative expenses                             3,312,221      3,042,961
                                                                               -----------    -----------
Operating income                                                                 2,632,402      3,148,092
Other income (expense)
 Interest income                                                                    14,934         50,373
 Interest expense                                                                 (116,102)       (50,065)
 Other income                                                                       19,150           (312)
                                                                               -----------    -----------
Income before income taxes                                                       2,550,384      3,148,088
Income taxes                                                                       946,038      1,101,830
                                                                               -----------    -----------
Net income                                                                     $ 1,604,346    $ 2,046,258
Average shares outstanding                                                       9,559,134      9,514,566
Earnings per share                                                             $       .17    $       .22


                                        See accompanying notes.

                                  CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                        (UNAUDITED)

                                         Three Months Ended March 31, 1994 and 1995


                                      Number of shares     Preferred    Common    Contributed      Retained
                                    Preferred    Common      Stock      Stock       Capital        Earnings       Total
                                    --------------------   ---------    ------    -----------      --------       -----
Balance at December 31, 1993         227,706   8,952,039   $  2,227    $358,081   $19,197,969    $16,677,833   $36,236,110
Exercise of stock options               -         31,000       -          1,240       180,760           -          182,000
Restricted stock:
  Amortization of unearned
  compensation                          -           -          -           -            7,500           -            7,500
Net income                              -           -          -           -             -         1,604,346     1,604,346
Cash dividend declared - common
stock ($.025 per share)                 -           -          -           -             -          (224,551)     (224,551)
Cash dividend declared -
preferred stock ($.04 per share)        -           -          -           -             -           ( 8,913)      ( 8,913)
                                     -------   ---------   --------    --------   -----------    -----------   -----------
Balance at March 31, 1994            227,706   8,983,039   $  2,227    $359,321   $19,386,229    $18,048,715   $37,796,492
                                     =======   =========   ========    ========   ===========    ===========   ===========

Balance at December 31, 1994          99,919   9,231,012   $    999    $369,240   $19,639,433    $21,480,692   $41,490,364
Exercise of stock options               -          1,200       -             48         3,852           -            3,900
Restricted stock:
  Amortization of unearned
  compensation                          -           -          -           -            7,500           -            7,500
Net income                              -           -          -           -             -         2,046,258     2,046,258
Cash dividend declared - common
stock ($.025 per share)                 -           -          -           -             -          (228,621)     (228,621)
Cash dividend declared -
preferred stock ($.04 per share)        -           -          -           -             -           ( 3,996)      ( 3,996)
                                     -------   ---------   --------    --------   -----------    -----------   -----------
Balance at March 31, 1995             99,919   9,232,212   $    999    $369,288   $19,650,785    $23,294,333   $43,315,405
                                     =======   =========   ========    ========   ===========    ===========   ===========


                                                    See accompanying notes.

                                JONES MEDICAL INDUSTRIES, INC.

                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (UNAUDITED)

                         Three Months Ended March 31, 1994 and 1995





                                                                                   1994           1995
                                                                                   ----           ----
Cash flows used from operating activities:
 Net income                                                                    $ 1,604,346    $ 2,046,258
 Non-Cash adjustments:
  Depreciation and amortization                                                    502,406        523,317
  Provision for uncollectibles                                                       9,000          9,000
 Change in assets and liabilities:
  Accounts receivable                                                             (227,866)      (478,725)
  Inventories                                                                     (497,530)    (1,638,909)
  Prepaid expenses and other assets                                                (14,011)      (317,173)
  Accounts payable and accrued expenses                                            221,208      1,006,077
  Income taxes payable                                                             923,600      1,085,452
                                                                               -----------    -----------
  Net cash from operating activities                                             2,521,153      2,235,297
                                                                               -----------    -----------
Cash flows used for investing activities:
 Purchase of marketable securities                                                 (89,057)          -
 Maturities of certificates of deposit                                           1,247,489           -
 Additions to property, plant and equipment                                     (1,600,690)      (341,007)
                                                                               -----------    -----------
  Net cash used for investing activities                                          (442,258)      (341,007)
                                                                               -----------    -----------
Cash flows from (used for) financing activities:
 Repayment of long-term debt                                                      (403,426)    (3,911,240)
 Payment of dividends                                                             (234,106)      (234,758)
 Proceeds from exercise of stock options                                           182,000         11,400
                                                                               -----------    -----------
  Net cash from (used for) financing activities                                   (455,532)    (4,134,598)
                                                                               -----------    -----------
Increase (decrease) in cash and temporary investments                            1,623,363     (2,240,308)
Cash and temporary investments, beginning of period                                948,713      7,031,765
                                                                               -----------    -----------
Cash and temporary investments, end of period                                  $ 2,572,076    $ 4,791,457
                                                                               ===========    ===========


                                      See accompanying notes

                               JONES MEDICAL INDUSTRIES, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CON'T)
                                        (UNAUDITED)

                        Three Months Ended March 31, 1994 and 1995


Supplemental Disclosures of Cash Flow Information:
- --------------------------------------------------

                                                                                   1994           1995
                                                                                   ----           ----
Cash paid during the three months for:
  Interest                                                                     $   114,864    $    50,065
                                                                               ===========    ===========
  Income taxes                                                                 $    22,439    $      -
                                                                               ===========    ===========



                                      See accompanying notes.

                   JONES MEDICAL INDUSTRIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      March 31, 1994 and 1995



1. GENERAL
   -------

   The unaudited interim financial information reflects all adjustments (consisting only of normal recurring accruals) which management considers necessary for a fair presentation of the results of operations for such periods and is subject to year end adjustments. Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the unaudited interim financial information as permitted by rules and regulations of the Securities and Exchange Commission. Management believes that the disclosures made are adequate to make the information presented not misleading. The results for the interim periods are not necessarily indicative of results for the full year. It is suggested that these financial statements be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 1994, included in the 1994 Annual Report.

   RECLASSIFICATION
   ----------------

   Certain reclassifications of prior year quarter presentations have been made to conform to the 1995 presentation.

2. PRINCIPLES OF CONSOLIDATION
   ---------------------------

   The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated.

3. EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE
   -----------------------------------------------

   Earnings per common and common equivalent share are based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period (9,559,134 for the three months ended March 31, 1994 and 9,514,566 for March 31, 1995.) The computation assumes that outstanding stock options were exercised and the proceeds used to purchase common shares. It also assumes that the preferred stock was converted to shares of common stock.

4. INVENTORIES
   -----------

   Inventories are valued at the lower of cost on a first-in, first-out basis or market.

   Inventories are comprised as follows:

                                                                                December 31,    March 31,
                                                                                    1994          1995
                                                                                               (Unaudited)
                                                                                ------------   -----------
   Raw material                                                                  $ 3,372,142   $ 4,276,661
   Work-in-process                                                                 1,030,297     1,352,758
   Finished goods                                                                  3,918,151     4,330,080
                                                                                 -----------   -----------
                                                                                 $ 8,320,590   $ 9,959,499
                                                                                 ===========   ===========


5. PROPERTY, PLANT AND EQUIPMENT
   -----------------------------

   Property, plant and equipment are as follows:

                                                                                December 31,    March 31,
                                                                                    1994          1995
                                                                                               (Unaudited)
                                                                                ------------   -----------
   Land                                                                          $ 2,178,398   $ 2,178,398
   Building and improvements                                                       7,216,650     7,185,154
   Equipment and furniture                                                         5,258,169     5,513,425
   Leasehold improvements                                                             63,964          -
   Automobiles                                                                       303,689       307,909
                                                                                 -----------   -----------
                                                                                  15,020,870    15,184,886
   Less accumulated depreciation and amortization                                  2,417,705     2,447,933
                                                                                 -----------   -----------
                                                                                 $12,603,165   $12,736,953
                                                                                 ===========   ===========

6. INTANGIBLE ASSETS
   -----------------

   Intangible assets are as follows:

                                                                                December 31,    March 31,
                                                                                    1994          1995
                                                                                               (Unaudited)
                                                                                ------------   -----------
   Distribution systems, trademarks and licenses                                 $11,836,110   $11,836,110
   Customer list                                                                   6,084,967     6,084,967
   Restrictive covenants and other intangibles                                     2,208,710     2,208,710
   Goodwill                                                                        4,636,813     4,636,813
                                                                                 -----------   -----------
                                                                                  24,766,600    24,766,600
   Less accumulated
   amortization                                                                    4,092,394     4,406,311
                                                                                 -----------   -----------
                                                                                 $20,674,206   $20,360,289
                                                                                 ===========   ===========

7. INCOME TAXES
   ------------

   The provisions for income taxes at March 31, 1994 and 1995 of $946,038 and $1,101,830, respectively, are based on an estimated effective annual income tax rate of 37.1% and 35.0%.

8. CONTINGENCIES
   -------------

   The Company currently carries product liability coverage of $5,000,000 per occurrence and $5,000,000 in the aggregate on a "claims made" basis. There is no assurance that the Company's present insurance will cover any potential claims that may be asserted in the future. In addition, the Company is subject to legal proceedings and claims which arise in the ordinary course of business.

                      PART I - FINANCIAL INFORMATION
                      ------------------------------

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
- ----------------------------------------------------------------------
AND FINANCIAL CONDITION
- -----------------------

The following table sets forth, for the two interim periods indicated, the percentages which certain components of the Consolidated Statements of Income bear to product net sales and the percentage change of such components (based on aggregate dollars) as compared to the prior year.



                                                                                                 PERCENTAGE
                                                                                                 INCREASE
                                                                      THREE MONTHS ENDED        (DECREASE)
                                                                            MARCH 31,           AGGREGATE
                                                                      -------------------         DOLLAR
                                                                      1994          1995          AMOUNT
                                                                      ----          ----        ----------
Sales                                                                 100.0         100.0         (  5.6)
Cost of sales                                                          51.0          46.0         ( 15.1)
Gross profit margin                                                    49.0          54.0            4.1
Selling, general and administrative expenses:
   Selling                                                             16.8          16.6         (  6.8)
   General and administrative                                           7.4           7.2         (  8.2)
   Research and development                                             0.2           0.0         (100.0)
   Amortization                                                         2.9           2.7         ( 10.1)
     Total selling, general and administrative expenses                27.3          26.6         (  8.1)
Operating income                                                       21.7          27.5           19.6
Interest income                                                         0.1           0.4          237.3
Interest (expense)                                                     (0.9)         (0.4)        ( 56.9)
Other income                                                            0.2           0.0         (101.6)
Income before income taxes                                             21.1          27.5           23.4
Provision for income taxes                                              7.8           9.6           16.5
Net income                                                             13.3          17.9           27.5


                         RESULTS OF OPERATIONS
                         ---------------------
SALES
- -----

The following summarizes approximate sales activity by product category for the first quarter ended March 31;

SALES BY PRODUCT CATEGORY
                                                         1994              %           1995            %
                                                         ----            -----         ----          -----
 Pharmaceutical products                             $ 5,295,000          43.6    $ 4,560,000         39.8
 Vitamin and Nutritional Supplement products           6,847,000          56.4      6,899,000         60.2
                                                     -----------         -----    -----------        -----
 Total sales                                         $12,142,000         100.0    $11,459,000        100.0

Sales for the first quarter ended March 31, 1995 declined 5.6% compared to the first quarter ended March 31, 1994. Sales declined due to lower pharmaceutical sales resulting from the continuing shortage of the supply of Thrombinar(R) from the Company's supplier.

Sales of pharmaceutical products declined 13.9% due to a 25.4% decline in Thrombinar(R) sales. The Company ended the quarter with a backlog of Thrombinar(R) sales of approximately $2.0 million, up from $1.1 million at December 31, 1994. Sales of vitamin and nutritional supplement products were essentially flat as a result of a 26.9% decline in sales of the MD Pharmaceutical line to military commissaries, which was offset by an increase of 8.1% in Bronson product line sales. MD Pharmaceutical product sales to military commissaries continue to decline, primarily, as a result of additional base closures. Contract sales declined 13.2% due to a delay in completion of the Company's annual production agreement with Johnson & Johnson for 1995. Agreement was reached in March, 1995 whereby some shipments were made during the first quarter.

GROSS PROFIT
- ------------

Gross profit during the first quarter of 1995 increased 4.1% over the first quarter of 1994. As a percentage of sales, margins increased from 49.0% in the 1994 first quarter to 54.0% in the 1995 first quarter as a result of improved manufacturing efficiencies and price increases on Bronson sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
- --------------------------------------------

Selling expenses declined 6.8% during the first quarter of 1995 compared to the same quarter of 1994 as a result of lower variable expenses on lower sales. As a percentage of sales, these expenses were also down modestly due to lower sales commissions and royalties.

General and administrative expenses declined 8.2% during the first quarter of 1995 due to efficiencies achieved through the Company's 1994 consolidation of manufacturing and distribution in St. Louis and through better controls on expenses. For the same reason, these expenses were down modestly, as a percentage of sales, during the first quarter of 1994 from the 1995 first quarter.

Amortization expenses associated with intangible assets included in selling, general and administrative expenses declined 10.1% during the first quarter of 1995 as compared to the first quarter of 1994 as a result of the expiration of the amortization of certain intangible assets.

OPERATING INCOME
- ----------------

Operating income during the first quarter of 1995 increased 19.6% over the first quarter of 1994 as a result of an increase in gross profits and a reduction of operating expenses. For the same reason operating income increased, as a percentage of sales, during the 1995 first quarter over the 1994 first quarter.

OTHER INCOME (EXPENSES)
- -----------------------

Interest income was up 237.3% during the first quarter of 1995 due to larger cash balances on hand as compared to those of the 1994 first quarter. Interest expense was down 56.9% due to the reduction in short and long term debt.

INCOME TAXES
- ------------

The provision for income taxes for the first quarter of 1995 increased however, the effective tax rate decreased to 35.0% from 37.1% for the same period of 1994 due to better forecasting and the consolidation of moving certain operations and corresponding taxable incomes into Missouri where a lower state income tax prevails.

NET INCOME
- ----------

Earnings per share increased 29.4% during the first quarter of 1995 to $.22 per share on 9,515,000 average shares outstanding compared to $.17 for the first quarter of 1994, on 9,559,000 average shares outstanding during the 1994 first quarter.

FINANCIAL CONDITION
- -------------------

Balance Sheet Information
- -------------------------

At March 31, 1995, the Company's current ratio declined to 2.7:1 from 3.6:1 at December 31, 1994 due to the use of cash to pay down long term debt and due to an increase in current liabilities. For the same reason working capital declined from $15.0 million at December 31, 1994 to $13.0 million at March 31, 1995. However, during the first quarter of 1995, debt as a percentage of equity decreased from 13.0% at December 31, 1994 to 3.5% at March 31, 1995.

Inventories were up at March 31, 1995 over December 31, 1994 principally from the build up of JMI Thrombin inventories for shipments to be released during the second quarter, and due to an increase in raw materials required for increases in the backlog of contract sales.

Accounts receivable increased due to unusually large shipments of Thrombinar(R) during the last week of March, 1995.

                    PART II - OTHER INFORMATION
                    ---------------------------


NONE
- ----

                             SIGNATURES
                             ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   JONES MEDICAL INDUSTRIES, INC.



Date: May 12, 1995                 By: /s/ Dennis M. Jones, President
      ------------                    ---------------------------------
                                      Dennis M. Jones, President



Date: May 12, 1995                 By: /s/ Judith A. Jones
      ------------                    ---------------------------------
                                      Judith A. Jones,
                                      Executive Vice President and
                                      Principal Financial and
                                      Accounting Officer