Form 10-Q
period 1995-06-30
JONES MEDICAL INDUSTRIES INC /DE/
filed 1995-08-11
CIK 793613

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 FORM 10-Q


        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995

                                    OR

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
             For the transition period from ------- to ------

                        COMMISSION FILE NO. 0-15098



                      JONES MEDICAL INDUSTRIES, INC.
          (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



        DELAWARE                                 43-1229854
(STATE OR OTHER JURISDICTION          (I.R.S. EMPLOYER IDENTIFICATION NO.)
OF INCORPORATION OR ORGANIZATION)


  1945 Craig Road, St. Louis, Missouri                   63146
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
FOR THE PAST 90 DAYS.   YES  X    NO     .
                           -----    -----

NUMBER OF SHARES OUTSTANDING OF REGISTRANT'S COMMON STOCK AS OF
AUGUST 2, 1995:  9,345,984

                      JONES MEDICAL INDUSTRIES, INC.



                                   INDEX
                                   -----

                                                                   PAGE
                                                                  NUMBER
                                                                  ------
Part I - Financial Information

          Item 1.  Financial Statements

               Condensed Consolidated Balance
               Sheets - December 31, 1994 and
               June 30, 1995                                         3

               Condensed Consolidated Statements of
               Income - three months and six months
               ended June 30, 1994 and 1995                          4

               Condensed Consolidated Statements of
               Stockholders' Equity - six months
               ended June 30, 1994 and 1995                          5

               Condensed Consolidated Statements of
               Cash Flows - six months ended June
               30, 1994 and 1995                                  6- 7

               Notes to Condensed Consolidated
               Financial Statements                               8-10

          Item 2.  Management's Discussion and
          Analysis of Results of Operations and
          Financial Condition                                    11-14

Part II - Other Information

          Legal Proceedings                                         15

Signatures                                                          16

                                   JONES MEDICAL INDUSTRIES, INC.

                                CONDENSED CONSOLIDATED BALANCE SHEET


                                                                          December 31,    June 30,
                                                                             1994           1995
                                                                          ------------   -----------
                                          ASSETS                                         (Unaudited)

Current Assets:
     Cash and temporary investments....................................  $  7,031,765    $  3,675,226
     Marketable securities.............................................       120,000         120,000
     Accounts receivable, less allowance for doubtful accounts of
     $64,794 at December 31, 1994 and $82,794 at June 30, 1995.........     4,242,356       5,212,994
     Inventories.......................................................     8,320,590      11,202,719
     Deferred income taxes.............................................       652,805         652,805
     Prepaid expenses and other........................................       425,843         808,100
                                                                         ------------    ------------
          Total current assets.........................................    20,793,359      21,671,844
Net property, plant and equipment......................................    12,603,165      12,389,960
Intangible assets, net.................................................    20,674,206      19,664,397
Other assets...........................................................       856,554       1,131,836
                                                                         ------------    ------------
                                                                         $ 54,927,284    $ 54,858,037
                                                                         ============    ============

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued expenses............................   $  3,639,966    $  3,678,135
     Current portion of long-term debt................................      1,611,246       1,249,982
     Income taxes payable.............................................        292,774         822,231
     Dividends payable................................................        234,758         233,722
                                                                         ------------    ------------
          Total current liabilities...................................      5,778,744       5,984,070
Long-term debt........................................................      3,799,978            -
Deferred income taxes.................................................      3,858,198       3,966,105
Contingencies and commitments (Note 8)................................           -               -
Stockholders' equity:
     Preferred stock, $.01 par value; 1,000,000 shares authorized,
     99,919 issued and outstanding at December 31, 1994 and 1,919
     at June 30, 1995.................................................            999              19

     Common stock, $.04 par value; 30,000,000 authorized, 9,231,012 issued and outstanding at December 31, 1994 and 9,345,884 at June
     30, 1995.........................................................        369,240         373,835

     Contributed capital (including effects of unearned compensation and
     related amortization)............................................     19,639,433      19,347,227

     Retained earnings................................................     21,480,692      25,186,781
                                                                         ------------    ------------
          Total stockholders' equity..................................     41,490,364      44,907,862
                                                                         ------------    ------------
                                                                         $ 54,927,284    $ 54,858,037
                                                                         ============    ============
                                     See accompanying notes.

                                      JONES MEDICAL INDUSTRIES, INC.

                                CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                                (UNAUDITED)


                               Three Months Ended             Six Months Ended
                                    June 30,                      June 30,
                             --------------------------    --------------------------
                                1994           1995           1994          1995
                                ----           ----           ----          ----
Sales                        $11,584,608    $13,282,184    $23,726,512    $24,740,731

Cost of Sales                  5,884,511      6,575,254     12,081,792     11,842,748
                             -----------    -----------    -----------    -----------

Gross profit on sales          5,700,097      6,706,930     11,644,720     12,897,983

Selling, general and
administrative
expenses

  Selling                      2,101,630      2,058,569      4,142,255      3,959,859

  General and
  administrative               1,244,085        941,692      2,145,987      1,769,443

  Research and
  development                     22,196           -            42,829           -

  Amortization                   343,205        314,374        692,266        628,294
                             -----------    -----------    -----------    -----------

     Total selling,
     general and
     administrative
     expenses                  3,711,116      3,314,635      7,023,337      6,357,596
                             -----------    -----------    -----------    -----------

Operating income               1,988,981      3,392,295      4,621,383      6,540,387

Other income
(expense)

     Interest income              17,245         31,713         32,179         82,086

     Interest
     expense                    (124,261)       (33,845)      (240,363)       (83,910)

     Other income
     (loss)                       27,372       (114,279)        46,522       (114,591)
                             -----------    -----------    -----------    -----------

Income before income
taxes                          1,909,337      3,275,884      4,459,721      6,423,972

Income taxes                     702,443      1,148,170      1,648,481      2,250,000
                             -----------    -----------    -----------    -----------

Net Income                   $ 1,206,894    $ 2,127,714    $ 2,811,240    $ 4,173,972

Average shares
outstanding                    9,584,000      9,584,000      9,593,000      9,582,000

Earnings per share           $      0.13    $      0.22    $      0.29    $      0.44




                                          See accompanying notes.


                         CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                (UNAUDITED)

                                  Six Months Ended June 30, 1994 and 1995

                                  Number of shares     Preferred    Common    Contributed      Retained
                                Preferred    Common      Stock      Stock       Capital        Earnings       Total
                                --------------------   ---------   --------   -----------    -----------    -----------
Balance at December 31, 1993     222,706   8,952,039   $  2,227    $358,081   $19,197,969    $16,677,833    $36,236,110

Exercise of stock options           -         56,100       -          2,244       389,431           -           391,675

Restricted stock:

     Amortization of unearned
     compensation                   -           -          -           -           14,988           -            14,988

Conversion of preferred stock    (42,294)     74,014       (423)      2,961        (2,538)          -              -

Net income                          -           -          -           -             -         2,811,240      2,811,240

Cash dividend declared -
common stock ($.05 per share)       -           -          -           -             -          (452,327)      (452,327)

Cash dividend declared -
preferred stock ($.08 per
share)                              -           -          -           -             -           (14,713)       (14,713)
                                 -------   ---------   --------    --------   -----------    -----------    -----------

Balance at June 30, 1994         180,412   9,082,153   $  1,804    $363,286   $19,599,850    $19,022,033    $38,986,973
                                 =======   =========   ========    ========   ===========    ===========    ===========

Balance at December 31, 1994      99,919   9,231,012   $    999    $369,240   $19,639,433    $21,480,692    $41,490,364

Exercise of stock options           -         20,400       -            816        67,984           -            68,800

Restricted stock:

     Amortization of unearned
     compensation                   -           -          -           -           15,000           -            15,000

Conversion of preferred stock    (53,996)     94,472       (540)      3,779        (3,239)          -              -

Return of escrowed preferred
stock                            (44,004)       -          (440)       -         (381,277)          -          (381,717)

Escrowed preferred dividend         -           -          -           -            9,326           -             9,326

Net income                          -           -          -           -             -         4,173,972      4,173,972

Cash dividend declared - common
stock ($.05 per share)              -           -          -           -             -          (463,811)      (463,811)

Cash dividend declared -
preferred stock ($.08 per
share)                              -           -          -           -             -            (4,072)        (4,072)
                                 -------   ---------   --------    --------   -----------    -----------    -----------

Balance at June 30, 1995           1,919   9,345,884   $     19    $373,835   $19,347,227    $25,186,781    $44,907,862
                                 =======   =========   ========    ========   ===========    ===========    ===========

                                                         See accompanying notes.

                                       JONES MEDICAL INDUSTRIES, INC.

                              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (UNAUDITED)

                                  Six Months Ended June 30, 1994 and 1995



                                                                    1994           1995
                                                                    ----           ----
Cash flows used from operating activities:

     Net income............................................     $ 2,811,240    $ 4,173,972

     Non-Cash adjustments:

          Depreciation and amortization...................        1,037,754      1,058,288

          Provision for uncollectibles....................           18,000         18,000

          Loss on asset sales.............................             -           114,581

     Change in assets and liabilities:

          Accounts receivable.............................          598,683       (988,638)

          Inventories.....................................         (357,732)    (2,882,129)

          Prepaid expenses and other assets...............          432,136       (657,539)

          Accounts payable and accrued expenses...........         (212,753)        38,169

          Income taxes payable............................          268,261        529,457
                                                                -----------    -----------
          Net cash from operating activities..............        4,595,589      1,404,161
                                                                -----------    -----------
Cash flows used for investing activities:

     Purchase of marketable securities.....................         (47,213)          -

     Maturities of certificates of deposit.................       1,247,489           -

     Additions to property, plant and equipment............      (2,223,312)      (778,032)

     Proceeds from sales of assets.........................            -           579,330
                                                                -----------    -----------
          Net cash used for investing activities..........       (1,023,036)      (198,702)
                                                                -----------    -----------
Cash flows from (used for) financing activities:

     Repayment of long-term debt...........................        (813,283)    (4,161,242)

     Payment of dividends..................................        (467,040)      (469,556)

     Proceeds from exercise of stock options...............         391,675         68,800
                                                                -----------    -----------
          Net cash from (used for) financing activities...         (888,648)    (4,561,998)
                                                                -----------    -----------
Increase (decrease) in cash and temporary investments.......      2,683,905     (3,356,539)

Cash and temporary investments, beginning of period.........        948,713      7,031,765
                                                                -----------    -----------
Cash and temporary investments, end of period...............    $ 3,632,618    $ 3,675,226
                                                                ===========    ===========




                                          See accompanying notes



                                 JONES MEDICAL INDUSTRIES, INC.

                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CON'T)
                                           (UNAUDITED)

                             Six Months Ended June 30, 1994 and 1995


Supplemental Disclosures of Cash Flow Information:
- --------------------------------------------------


                                                                   1994           1995
                                                                   ----           ----
Cash paid during the six months ended June 30 for:

     Interest...............................                    $  227,815     $  131,910
                                                                ==========     ==========
     Income taxes...........................                    $1,380,655     $1,611,995
                                                                ==========     ==========







                                      See accompanying notes.

                    JONES MEDICAL INDUSTRIES, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        June 30, 1994 and 1995




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

3.   EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE
     -----------------------------------------------

     Earnings per common and common equivalent share are based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period (9,584,000 and 9,593,000 for the three months and six months ended June 30, 1994; 9,584,000 and 9,582,000 for the three months and six months ended June 30, 1995.) The computation assumes that outstanding stock options were exercised and the proceeds used to purchase common shares. It also assumes that the preferred stock was converted to shares of common stock.

4.   INVENTORIES
     -----------

     Inventories are valued at the lower of cost on a first-in, first-out basis or market.

     Inventories are comprised as follows:

                                      December 31,      June  30,
                                         1994             1995
                                                       (Unaudited)
                                      -----------      -----------
     Raw material..................   $ 3,372,142      $ 4,709,780

     Work-in-process...............     1,030,297        1,515,062

     Finished goods................     3,918 151        4,977,877
                                      -----------      -----------
                                      $ 8,320,590      $11,202,719
                                      ===========      ===========

5.   PROPERTY, PLANT AND EQUIPMENT
     -----------------------------

     Property, plant and equipment are as follows:

                                       December 31,     June 30,
                                          1994            1995
                                                       (Unaudited)
                                      -----------      -----------
     Land..........................   $ 2,178,398      $ 2,092,136

     Building and improvements.....     7,216,650        6,824,823

     Equipment and furniture.......     5,258,169        5,736,748

     Leasehold improvements........        63,964             -

     Automobiles...................       303,689          307,909
                                      -----------      -----------
                                       15,020,870       14,961,616

     Less accumulated depreciation
     and amortization..............     2,417,705        2,571,656
                                      -----------      -----------
                                      $12,603,165      $12,389,960
                                      ===========      ===========

6.   INTANGIBLE ASSETS
     -----------------

     Intangible assets are as follows:


                                      December 31,      June 30,
                                          1994            1995
                                                       (Unaudited)
                                      -----------      -----------
     Distribution systems,
     trademarks and licenses.....     $11,836,110      $11,836,110

     Customer list...............       6,084,967        6,084,967

     Restrictive covenants and
     other intangibles...........       2,208,710        1,570,050

     Goodwill....................       4,636,813        4,255,298
                                      -----------      -----------
                                       24,766,600       23,746,425
     Less accumulated
     amortization................       4,092,394        4,082,028
                                      -----------      -----------
                                      $20,674,206      $19,664,397
                                      ===========      ===========

7.   INCOME TAXES
     ------------

     The provisions for income taxes at June 30, 1994 and 1995 of $1,648,481 and $2,250,000, respectively, are based on an estimated effective annual income tax rate of 36.9% and 35.0%.

8.   CONTINGENCIES
     -------------

     The Company currently carries product liability coverage of $10,000,000 per occurrence and $10,000,000 in the aggregate on a "claims made" basis. There is no assurance that the Company's present insurance will cover any potential claims that may be asserted in the future. In addition, the Company is subject to legal proceedings and claims which arise in the ordinary course of business.

                    PART I - FINANCIAL INFORMATION
                    ------------------------------


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
- ----------------------------------------------------------------------
AND FINANCIAL CONDITION
- -----------------------

     RESULTS OF OPERATIONS
     ---------------------
     The following table sets forth, for the interim periods indicated, the percentages which certain components of the Condensed
     Consolidated Statements of Income bear to product net sales and the percentage change of such components (based on aggregate dollars) as compared to the prior year.


                                                      PERCENTAGE                    PERCENTAGE
                                                       INCREASE                      INCREASE
                                 THREE MONTHS ENDED   (DECREASE) SIX MONTHS ENDED   (DECREASE)
                                      JUNE 30,         AGGREGATE    JUNE 30,         AGGREGATE
                                   --------------       DOLLAR   --------------       DOLLAR
                                   1994      1995       AMOUNT   1994      1995       AMOUNT
                                   ----      ----       ------   ----      ----       ------
Sales                              100.0     100.0        15     100.0     100.0         4

Cost of sales                       50.8      49.5        12      50.9      47.9        (2)
                                   -----     -----               -----     -----
Gross profit margin                 49.2      50.5        18      49.1      52.1        11

Selling, general
and administrative
expenses

Selling                             18.1      15.5        (2)     17.5      16.0        (4)

General and
administrative                      10.7       7.1       (24)      9.0       7.2       (18)

Research and
development                          0.2        -       (100)      0.2        -       (100)

Amortization                         3.0       2.4        (8)      2.9       2.5        (9)
                                   -----     -----               -----     -----
Total selling,
general and
administrative
expenses                            32.0      25.0       (11)     29.6      25.7        (9)
                                   -----     -----               -----     -----
Operating income                    17.2      25.5        71      19.5      26.4        42

Other income
(expense)

Interest income                      0.1       0.2        84       0.1       0.3       155

Interest expense                    (1.1)     (0.2)      (73)     (1.0)     (0.3)      (65)

Misc. income                         0.2      (0.9)     (517)      0.2      (0.5)     (346)
                                   -----     -----               -----     -----
Income before
income taxes                        16.5      24.7        72      18.8      26.0        44

Provision for taxes                  6.1       8.6        63       6.9       9.1        36
                                   -----     -----               -----     -----
Net income                          10.4      16.0        76      11.8      16.9        48


                           RESULTS OF OPERATIONS
                           ---------------------

SALES
- -----

The following summarizes approximate sales activity by product category for the second quarter ended June 30;


Sales By
Product Category                 1994          %           1995           %
- ----------------                 ----        -----         ----         -----
Vitamin and Nutritional
Supplement Products          $ 6,306,000      54.4      $ 7,108,000      53.5

Pharmaceutical Products        5,279,000      45.6        6,174,000      46.5
                             -----------     -----      -----------     -----
Total Sales                  $11,585,000     100.0      $13,282,000     100.0

Sales for the second quarter ended June 30, 1995 increased 14.6% to $13.3 million from $11.6 million in the second quarter of 1994. The Company's sales increased as the result of a 16.9% increase in pharmaceutical products sales and a 12.7% increase in nutritional products sales.

Sales of pharmaceutical products were up due to a decrease in Thrombin backorders and continued growth of other pharmaceutical products. Derma products were up 11%, Therevac was up 24% and Liqui-Char was up 45%. However, the Company ended the quarter with approximately $800,000 in backorders of Thrombin.

Sales of vitamin and nutritional products increased due to a 13% increase in Bronson sales and a 79% increase in contract manufacturing. The MD Pharmaceutical line decreased 30% due, primarily, to closure of military bases and the revamping of the militaries buying procedures.

The following summarizes approximate sales activity by product category for the six months ended June 30;

Sales By
Product Category                 1994          %           1995           %
- ----------------                 ----        -----         ----         -----
Vitamin and Nutritional
Supplement Products          $13,153,000      55.4      $14,007,000      56.6

Pharmaceutical Products       10,574,000      44.6       10,734,000      43.4
                             -----------     -----      -----------     -----
Total Sales                  $23,727,000     100.0      $24,741,000     100.0

Sales for the first six months of 1995 increased 4.3%, or $1,014,000 over the first six months of 1994 for essentially the same reasons as the second quarter.

GROSS PROFIT
- ------------

Gross profit during the second quarter of 1995 increased 18% in total dollars over second quarter 1994. As a percentage of sales, gross profit increased by 1.5% due to improved efficiencies and economies of scale on higher sales levels.

Gross profit for the first six months of 1995 increased 11% in total dollars, or 3% of sales, for the same reason as the second quarter.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
- --------------------------------------------

Selling expenses declined 2% in the second quarter of 1995 primarily due to lower sales commissions and royalties. For the same reasons the first six months selling expenses of 1995 were also lower by 4%.

General and administrative expenses decreased 24% or $300,000 in the second quarter of 1995 over second quarter 1994 due to the unusual expenses in 1994 associated with an aborted public offering of the Company's common stock. Likewise, 1995 first six months expenses were also down $377,000 or 18%.

Amortization expenses associated with intangible assets and included in selling and general and administrative expenses were also down by 8% and 9% respectively for second quarter and the first six months of 1995 over 1994 due to the expiration of the amortization of certain intangible assets.

OPERATING INCOME
- ----------------

Operating income during the second quarter of 1995, compared to the second quarter of 1994, increased 71% in aggregate terms, and as a percentage of sales from 17.2% to 25.5% due to lower selling, general and administrative expenses and higher gross margins.

For the first six months of 1995 operating income increased by 42% for essentially the same reasons.

OTHER INCOME (EXPENSES)
- -----------------------

Interest income increased 84% for the second quarter of 1995 and 155%, compared to the same periods of 1994, for the first six months due to larger cash balances on hand.

Interest expense was down 73% and 65% respectively for second quarter and the first six months as compared to the same periods of 1994 due to the elimination of long-term debt.

Miscellaneous income decreased 517% for the second quarter and 346% for the first six months of 1995 due to the sale of certain real property for a loss of $115,000.

INCOME TAXES
- ------------

The provision for taxes increased for 1995 both in dollars and as a percentage of sales, however, the effective tax rate decreased from approximately 37% in 1994 to 35% in 1995 for both second quarter and the first six months due to more detailed forecasting.

NET INCOME
- ----------

Earnings per share increased 69%, to $.22 per share on 9,584,000 average shares outstanding for the second quarter of 1995 from $.13 per share for the second quarter of 1994, and 52% for the first six months of 1995, to $.44 per share on 9,582,000 average shares outstanding from $.29 per share in 1994 on 9,593,000 average shares outstanding.

FINANCIAL CONDITION
- -------------------

At June 30, the Company's current ratio, 3.6:1, was essentially flat with December 31, 1994. Working capital increased from $15 million at December 31, 1994 to $16 million at June 30, 1995 and debt to equity decreased from 13.0% at December 31, 1994 to 2.8% at June 30, 1995.

Inventories were up by 2.9 million at June 30, 1995 over December 31, 1994, primarily from the rebuild up of JMI Thrombin inventories and an increase of raw material for increasing contract sales.

Accounts receivable increased due to larger sales volume in the last part of second quarter. In days outstanding accounts receivable increased from 33 days at December 31, 1994 to 38 days at June 30, 1995.

SUBSEQUENT EVENTS
- -----------------

An agreement in principle has been reached with Eli Lilly and Company to acquire the exclusive U.S. marketing rights to Brevital(R), a rapid ultrashort-acting barbiturate anesthetic product. Approval for the transaction was received July 31, 1995 from the United States Federal Trade Commission (FTC) and completion of this transaction is anticipated within the next 15 days.

                        PART II - OTHER INFORMATION
                        ---------------------------


ITEM 1.  LEGAL PROCEEDINGS
- --------------------------

During the latter part of April, 1995, the Company settled the lawsuit known as Jones Medical Industries, Inc. v. John A. Altshuler et al., Cause No.
   ----------------------------------------------------------
653098 filed in the Circuit Court of St. Louis County, Missouri. In the lawsuit, the Company had requested the Court, among other things, to order the Escrow Agent to release to the Company, 90,000 of the 98,000 shares of preferred stock of the Company then held in escrow in accordance with the provisions of the Agreement and Plan of Reorganization pursuant to which the Company acquired GenTrac, Inc. in May of 1991. Pursuant to the settlement, 53,996 shares of preferred stock were converted to common stock and distributed to former shareholders of GenTrac, Inc. and the remaining 44,004 shares of preferred stock were distributed to the Company. The cash dividends that were paid on the preferred stock and were being held in escrow were distributed to the former shareholders of GenTrac, Inc. and to the Company on a pro rata basis.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
- -----------------------------------------

None.

                                SIGNATURES
                                ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           Jones Medical Industries, Inc.



Date:       August 11, 1995                  By:     /s/ Dennis M. Jones
      -------------------------------           -------------------------------
                                                 Dennis M. Jones, President



Date:       August 11, 1995                  By:     /s/ Judith A. Jones
      -------------------------------           -------------------------------
                                                 Judith A. Jones,
                                                 Vice President of Finance
                                                 and Principal Financial
                                                 and Accounting Officer