Form 10-Q
period 1995-09-30
JONES MEDICAL INDUSTRIES INC /DE/
filed 1995-11-14
CIK 793613

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-Q


        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
             FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995

                                    OR

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
              For the transition period from         to
                                             --------   --------

                          COMMISSION FILE NO. 0-15098



                        JONES MEDICAL INDUSTRIES, INC.
          (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



           DELAWARE                              43-1229854
(STATE OR OTHER JURISDICTION OF       (I.R.S. EMPLOYER IDENTIFICATION NO.)
 INCORPORATION OR ORGANIZATION)


  1945 Craig Road, St. Louis, Missouri                 63146
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)            (ZIP CODE)


Registrant's telephone number, including area code: (314) 576-6100



INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL
REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE
SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS.   YES  X    NO     .
                                        -----    -----

NUMBER OF SHARES OUTSTANDING OF REGISTRANT'S COMMON STOCK AS OF
OCTOBER 31, 1995:  9,394,159

                    JONES MEDICAL INDUSTRIES, INC.


                                             INDEX
                                             -----

                                                                                   PAGE
                                                                                  NUMBER
                                                                                  ------
Part I - Financial Information
      Item 1.  Financial Statements
           Condensed Consolidated Balance
           Sheets - December 31, 1994 and
           September 30, 1995                                                         3

           Condensed Consolidated Statements of
           Income - three months and nine months
           ended September 30, 1994 and 1995                                          4

           Condensed Consolidated Statements of
           Stockholders' Equity - nine months
           ended September 30, 1994 and 1995                                          5

           Condensed Consolidated Statements of
           Cash Flows - nine months ended
           September 30, 1994 and 1995                                             6- 7

           Notes to Condensed Consolidated
           Financial Statements                                                    8-11

      Item 2.  Management's Discussion and
      Analysis of Results of Operations and
      Financial Condition                                                         12-15

Part II - Other Information
      Legal Proceedings                                                              16

Signatures                                                                           17




                                               JONES MEDICAL INDUSTRIES, INC.

                                            CONDENSED CONSOLIDATED BALANCE SHEET


                                                                                       December 31,   September 30,
                                                                                           1994           1995
                                                                                       ------------   -------------
                                                                                                (Unaudited)
                          ASSETS
Current Assets:
        Cash and temporary investments........................................         $  7,031,765   $  5,541,406
        Marketable securities.................................................              120,000        120,000
        Accounts receivable, less allowance for doubtful accounts of
        $64,794 at December 31, 1994 and $91,794 at September 30, 1995........            4,242,356      5,166,077
        Inventories...........................................................            8,320,590     11,557,864
        Deferred income taxes.................................................              652,805        652,805
        Prepaid expenses and other............................................              425,843        732,105
                                                                                       ------------   ------------
                Total current assets..........................................           20,793,359     23,770,257
Net property, plant and equipment.............................................           12,603,165     13,788,586
Intangible assets, net........................................................           20,674,206     33,363,836
Other assets..................................................................              856,554      1,115,627
                                                                                       ------------   ------------
                                                                                       $ 54,927,284   $ 72,038,306
                                                                                       ============   ============

               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
        Accounts payable and accrued expenses.................................         $  3,639,966   $  5,217,901
        Current portion of long-term debt.....................................            1,611,246      4,940,331
        Income taxes payable..................................................              292,774        454,691
        Dividends payable.....................................................              234,758        280,637
                                                                                       ------------   ------------
                Total current liabilities.....................................            5,778,744     10,893,560
Long-term debt................................................................            3,799,978     10,147,956
Deferred income taxes.........................................................            3,858,198      3,966,105
Contingencies and commitments (Note 8)........................................                    -              -

Stockholders' equity:
        Preferred stock, $.01 par value; 1,000,000
        shares authorized, 99,919 issued and outstanding at December 31, 1994
        and 1,753  at September 30, 1995......................................                  999             17
        Common stock, $.04 par value; 30,000,000 authorized, 9,231,012 issued and outstanding at December 31, 1994 and 9,358,874 at September 30,
        1995..................................................................              369,240        376,155
        Contributed capital (including effects of unearned compensation and
        related amortization).................................................           19,639,433     19,409,273
        Retained earnings.....................................................           21,480,692     27,245,240
                                                                                      -------------  -------------
                Total stockholders' equity....................................           41,490,364     47,030,685
                                                                                       ------------   ------------
                                                                                       $ 54,927,284   $ 72,038,306
                                                                                       ============   ============


                                                      See accompanying notes.

                                                   JONES MEDICAL INDUSTRIES, INC.

                                             CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                                            (UNAUDITED)


                                                               Three Months Ended           Nine Months Ended
                                                                  September 30,               September 30,
                                                          --------------------------    --------------------------
                                                              1994           1995           1994           1995
                                                              ----           ----           ----           ----
Sales                                                     $12,155,518    $15,250,201    $35,882,030    $39,990,932
Cost of sales                                               5,979,494      7,326,209     17,811,029     19,168,957
                                                          -----------    -----------    -----------    -----------
Gross profit on sales                                       6,176,024      7,923,992     18,071,001     20,821,975
Selling, general and administrative expenses
  Selling                                                   1,915,214      2,231,473      5,779,629      6,191,332
  General and administrative                                1,221,129      1,375,628      3,895,213      3,145,071
  Research and development                                     33,488              -         76,319              -
  Amortization                                                343,202        370,562      1,035,466        998,856
                                                          -----------    -----------    -----------    -----------
      Total selling, general and administrative expenses    3,513,033      3,977,663     10,786,627     10,335,259
                                                          -----------    -----------    -----------    -----------
Operating income                                            2,662,991      3,946,329      7,284,374     10,486,716
Other income (expense)

      Interest income                                          22,806         38,172         54,985        120,258
      Interest expense                                       (160,203)      (111,056)      (400,566)      (194,966)
      Other income (loss)                                      21,448        (10,892)        67,970       (125,483)
                                                          -----------     ----------    -----------     ----------
Income before income taxes                                  2,547,042      3,862,553      7,006,763     10,286,525
Income taxes                                                  944,769      1,525,000      2,593,250      3,775,000
                                                          -----------    -----------    -----------    -----------
Net Income                                                $ 1,602,273    $ 2,337,553    $ 4,413,513    $ 6,511,525
Average shares outstanding                                  9,557,000      9,680,000      9,565,000      9,684,000
Earnings per share                                        $      0.17    $      0.24    $      0.46    $      0.67



                                                      See accompanying notes.

                                     CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                            (UNAUDITED)

                                           Nine Months Ended September 30, 1994 and 1995

                                          Number of shares         Preferred     Common    Contributed    Retained
                                        Preferred    Common          Stock       Stock       Capital      Earnings       Total
                                        ---------------------      ---------    --------   -----------  -----------   -----------
Balance at December 31, 1993             222,706    8,952,039      $  2,227     $358,081   $19,197,969  $16,677,833   $36,236,110
Exercise of stock options                   -          56,300          -           2,252       390,573         -          392,825
Restricted stock:
  Amortization of unearned compensation     -            -             -            -           22,476         -           22,476
Conversion of preferred stock            (42,294)      74,014          (423)       2,961        (2,538)        -             -
Net income                                  -            -             -            -             -       4,413,513     4,413,513
Cash dividend declared - common
 stock ($.075 per share)                    -            -             -            -             -        (612,111)     (612,111)
Cash dividend declared - preferred
  stock ($.12 per share)                    -            -             -            -             -         (20,461)      (20,461)
                                         -------    ---------      --------     --------   -----------  -----------   -----------
Balance at September 30, 1994            180,412    9,082,353      $  1,804     $363,294   $19,608,480  $20,458,774   $40,432,352
                                         =======    =========      ========     ========   ===========  ===========   ===========

Balance at December 31, 1994              99,919    9,231,012      $    999     $369,240   $19,639,433  $21,480,692   $41,490,364
Exercise of stock options                   -          33,100          -           1,324       124,351         -          125,675
Restricted stock:
  Amortization of unearned compensation     -            -             -            -           22,489         -           22,489
Conversion of preferred stock            (54,162)      94,762          (542)       5,591        (5,049)        -             -
Return of escrowed preferred stock       (44,004)        -             (440)        -         (381,277)        -         (381,717)
Escrowed preferred dividend                 -            -             -            -            9,326         -            9,326
Net income                                  -            -             -            -             -       6,511,525     6,511,525
Cash dividend declared - common
 stock ($.08 per share)                     -            -             -            -             -        (742,837)     (742,837)
Cash dividend declared - preferred
 stock ($.12 per share)                     -            -             -            -             -          (4,140)       (4,140)
                                         -------    ---------      --------     --------   -----------  -----------   -----------
Balance at September 30, 1995              1,753    9,358,874      $     17     $376,155   $19,409,273  $27,245,240   $47,030,685
                                         =======    =========      ========     ========   ===========  ===========   ===========

                                                      See accompanying notes.

                                       JONES MEDICAL INDUSTRIES, INC.

                               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (UNAUDITED)

                                Nine Months Ended September 30, 1994 and 1995


                                                                               1994           1995
                                                                               ----           ----
Cash flows used from operating activities:
  Net income........................................                       $ 4,413,513    $ 6,511,525
  Non-Cash adjustments:
    Depreciation and amortization...................                         1,596,180      1,667,889
    Provision for uncollectibles....................                            29,000         27,000
    Loss on asset sales.............................                            (1,544)       126,060
  Change in assets and liabilities:
    Accounts receivable.............................                          (175,710)      (950,721)
    Inventories.....................................                           245,025     (3,237,274)
    Prepaid expenses and other assets...............                            24,901       (565,335)
    Accounts payable and accrued expenses...........                           265,747      1,577,935
    Income taxes payable............................                           234,708        161,917
                                                                           -----------    -----------
    Net cash from operating activities..............                         6,631,820      5,318,996
                                                                           -----------    -----------
Cash flows used for investing activities:
  Acquisition of Brevital...........................                              -       (14,070,000)
  Purchase of marketable securities.................                               913           -
  Maturities of certificates of deposit.............                         1,247,489           -
  Additions to property, plant and equipment........                        (2,672,057)    (2,601,502)
  Proceeds from sales of assets.....................                             2,850        766,108
                                                                           -----------    -----------
    Net cash used for investing activities..........                        (1,420,805)   (15,905,394)
                                                                           -----------    -----------
Cash flows from (used for) financing activities:
  Repayment of long-term debt.......................                        (1,795,531)    (4,322,937)
  Payment of dividends..............................                          (632,572)      (706,699)
  Proceeds from long-term debt......................                              -        14,000,000
  Proceeds from exercise of stock options...........                           370,349        125,675
                                                                           -----------    -----------
    Net cash from (used for) financing activities...                        (2,057,754)     9,096,039
                                                                           -----------    -----------
Increase (decrease) in cash and temporary investments                        3,153,261     (1,490,359)
Cash and temporary investments, beginning of period.                           948,713      7,031,765
                                                                           -----------    -----------
Cash and temporary investments, end of period.......                       $ 4,101,974    $ 5,541,406
                                                                           ===========    ===========

                                            See accompanying notes





                            JONES MEDICAL INDUSTRIES, INC.

             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CON'T)
                                   (UNAUDITED)

                  Nine Months Ended September 30, 1994 and 1995



Supplemental Disclosures of Cash Flow Information:
--------------------------------------------------

                                                                              1994          1995
                                                                              ----          ----
Cash paid during the nine months for:
  Interest...............................                                  $  420,228     $  165,187
                                                                           ==========     ==========
  Income taxes...........................                                  $2,280,223     $3,502,945
                                                                           ==========     ==========



                                          See accompanying notes.

                    JONES MEDICAL INDUSTRIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      September 30, 1994 and 1995




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

3.    EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE
      -----------------------------------------------

      Earnings per common and common equivalent share are based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period (9,557,000 and 9,565,000 for the three months and nine months ended September 30, 1994; 9,680,000 and 9,684,000 for the three months and nine months ended September 30, 1995.)
The computation assumes that outstanding stock options were exercised and the proceeds used to purchase common shares. It also assumes that the preferred stock was converted to shares of common stock.

4.    INVENTORIES
      -----------

      Inventories are valued at the lower of cost on a first-in, first-out basis or market.

      Inventories are comprised as follows:

                                                                         December 31,  September 30,
                                                                             1994          1995
                                                                                        (Unaudited)
                                                                         ------------   ------------
Raw material..................                                           $ 3,372,142    $ 4,399,861
Work-in-process...............                                             1,030,297      1,096,603
Finished goods................                                             3,918 151      6,061,400
                                                                         -----------    -----------
                                                                         $ 8,320,590    $11,557,864
                                                                         ===========    ===========

5.    PROPERTY, PLANT AND EQUIPMENT
      -----------------------------

      Property, plant and equipment are as follows:

                                                                         December 31,  September 30,
                                                                             1994           1995
                                                                                        (Unaudited)
                                                                         ------------  -------------
Land..........................                                           $ 2,178,398    $ 2,092,136
Building and improvements.....                                             7,216,650      6,599,388
Equipment and furniture.......                                             5,258,169      6,525,247
Leasehold improvements........                                                63,964           -
Automobiles...................                                               303,689        381,984
                                                                         -----------    -----------
                                                                          15,020,870     15,598,755
Less accumulated depreciation
and amortization..............                                             2,417,705      2,796,625
                                                                         -----------    -----------
                                                                          12,603,165     12,802,130
                                                                         -----------    -----------
Construction in progress                                                        -           986,456
                                                                         -----------    -----------
                                                                         $12,603,165    $13,788,586
                                                                         ===========    ===========

6.    INTANGIBLE ASSETS
      -----------------

      Intangible assets are as follows:

                                                                         December 31,  September 30,
                                                                             1994           1995
                                                                                        (Unaudited)
                                                                         ------------   ------------
Distribution systems, trademarks and licenses.....                       $11,836,110    $22,836,110
Customer list.....................................                         6,084,967      6,084,967
Restrictive covenants and other intangibles.......                         2,208,710      4,640,050
Goodwill..........................................                         4,636,813      4,255,298
                                                                         -----------    -----------
                                                                          24,766,600     37,816,425
Less accumulated
amortization......................................                         4,092,394      4,452,589
                                                                         -----------    -----------
                                                                         $20,674,206    $33,363,836
                                                                         ===========    ===========

7.    INCOME TAXES
      ------------

      The provisions for income taxes at September 30, 1994 and 1995 of $2,593,250 and $3,775,000, respectively, are based on an estimated effective annual income tax rate of 37%.

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

9.    ACQUISITION
      -----------
      Brevital(R) Sodium
      ------------------

     On August 31, 1995 the Company completed the acquisition of a perpetual licensing agreement for the exclusive United States marketing rights of Brevital(R) Sodium from Eli Lilly and Company. Brevital(R) Sodium is a rapid ultrashort-acting injectable anesthetic used by anesthesiologists as well as dental and medical surgeons for induction and maintenance during surgery. Brevital(R) Sodium has annual sales of approximately $5 million.

      The purchase price of approximately $14 million was financed with bank debt of $7 million and Seller financing of $7 million and has been allocated to the respective intangible assets acquired with amortizable live ranging from 10 to 35 years. In connection with the acquisition, the Company entered into a manufacturing agreement with Seller whereby Seller will manufacture and supply the Company with Brevital(R) for a period of at least ten years. In addition, the Company agreed to pay Seller royalties totalling 5% of net sales of Brevital(R) for a period of ten years.

PART I - FINANCIAL INFORMATION
------------------------------



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
-------------------------------------------------------------------------
FINANCIAL CONDITION
-------------------

      RESULTS OF OPERATIONS
      ---------------------
      The following table sets forth, for the interim periods indicated, the percentages which certain components of the Condensed Consolidated Statements of Income bear to product net sales and the percentage change of such components (based on aggregate dollars) as compared to the prior year.


                                                                              PERCENTAGE                                  PERCENTAGE
                                                        THREE                  INCREASE            NINE                    INCREASE
                                                     MONTHS ENDED             (DECREASE)        MONTHS ENDED              (DECREASE)
                                                     SEPTEMBER 30,            AGGREGATE         SEPTEMBER 30,             AGGREGATE
                                                 -------------------            DOLLAR       --------------------           DOLLAR
                                                 1994           1995            AMOUNT       1994            1995           AMOUNT
                                                 ----           ----            ------       ----            ----           ------
Sales                                            100.0          100.0             25          100.0          100.0            11
Cost of sales                                     49.2           48.0             23           49.6           47.9             8
                                                 -----          -----                         -----          -----
Gross profit margin                               50.8           52.0             28           50.4           52.1            15
Selling, general and administrative expenses
Selling                                           15.8           14.6             17           16.1           15.5             7
General and administrative                        10.0            9.0             13           10.9            7.9           (19)
Research and development                           0.3             -            (100)           0.2             -           (100)
Amortization                                       2.8            2.4              8            2.9            2.5            (4)
                                                 -----          -----                         -----          -----
Total selling, general and
administrative expenses                           28.9           26.1             13           30.1           25.8            (4)
                                                 -----          -----                         -----          -----
Operating income                                  21.9           25.9             48           20.3           26.2             44
Other income (expense)
      Interest income                              0.2            0.3             67            0.1            0.3            119
Interest expense                                  (1.3)          (0.7)           (31)          (1.1)          (0.5)           (51)
Misc. income                                       0.2           (0.1)          (151)           0.2           (0.3)          (285)
                                                 -----          -----                         -----          -----
Income before income taxes                        21.0           25.3             52           19.5           25.7             47
Provision for taxes                                7.8           10.0             61            7.2            9.4             46
                                                 -----          -----                         -----          -----
Net income                                        13.2           15.3             46           12.3           16.3             48


                          RESULTS OF OPERATIONS
                          ---------------------

SALES
-----

The following summarizes approximate sales activity by product category for the third quarter ended September 30;

Sales By
Product Category                                             1994               %          1995               %
----------------                                             -----            ------       -----            ------
Nutritional Products                                      $ 5,935,000            49     $ 8,245,000            54
Pharmaceutical Products                                     6,221,000            51       7,005,000            46
                                                          -----------           ----    -----------           ----
Total Sales                                               $12,156,000           100%    $15,250,000           100%

Sales for the third quarter ended September 30, 1995 increased 25% to $15.3 million from $12.2 million in the third quarter of 1994. The Company's sales increased primarily due to a 39% increase of branded and contract manufacturing of nutritional products as well as a 13% increase in pharmaceutical products.

The 39% increase in nutritional products is attributed to a 20% increase in Bronson product sales and a 286% increase in contract manufacturing shipments. This increase was offset, somewhat, by the continuing decline of the MD Pharmaceutical products of 13% in the third quarter.

The 13% increase in pharmaceutical products was, primarily, due to one months sales of the September 1, 1995 acquisition of Brevital(R) with sales during the quarter of approximately $477,000; and, a 17% increase of Thrombin product sales. At September 30, 1995, essentially all Thrombin orders were filled and inventory is expected to be at a normal level for fourth quarter. Contract pharmaceutical products were up 24% as a result of increased demand by the Company's sole contract customer for Thrombin products.

The following summarizes approximate sales activity by product category for the nine months ended September 30;

Sales By
Product Category                                              1994               %          1995               %
----------------                                             -----            ------       -----            ------
Nutritional Products                                      $19,087,000            53     $22,252,000            56
Pharmaceutical Products                                    16,795,000            47      17,739,000            44
                                                          -----------           ----    -----------           ----
Total Sales                                               $35,882,000           100%    $39,991,000           100%

Sales for the first nine months of 1995 grew 11.5% to $40 million compared to $35.9 million for the same nine months of 1994. The Company's sales increased as a result of increases in both product categories.

Sales of pharmaceutical products increased 6% due, primarily, to the inclusion of one month's sales of Brevital(R) and the shipments of Thrombin backorders.

Sales of nutritional products grew 16.6% during the first nine months of 1995 over the same period of 1994. Bronson sales grew 13.8% and contract sales increased 92.8% for the same reasons as third quarter.

GROSS PROFIT
------------

Gross profit during the third quarter of 1995 increased 28.3% in total dollars and 1.2% to 52.0%, as a percent of sales, due to increases in sales of higher margin products and greater manufacturing efficiencies and a September 1, 1995 price increase for Bronson products.

Gross profit for the first nine months of 1995 increased 15.2% in total dollars and 1.7% to 52.1%, as a percent of sales, for the same reasons third quarter results improved.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
--------------------------------------------

Selling expenses decreased 1.2%, as a percent of sales, however in aggregate dollars increased $316,000 during the third quarter of 1995 over the third quarter of 1994 due, primarily, to higher expenses associated with larger mailings of the Bronson mail order catalogue and due to larger administration fees paid to buying groups on higher sales of Thrombin products and Liqui-Char(R). General and administrative expenses during the third quarter of 1995 increased 13% in aggregate terms due to increases in overhead and reserves for year-end bonuses. However, these expenses, as a percent of sales, decreased from 10.0% during the third quarter of 1994 to 9.0% during the 1995 third quarter due to efficiencies of the St. Louis operations.

Amortization expenses associated with intangible assets and included in selling and general and administrative expenses increased 8% or $27,000 during the third quarter of 1995 as compared to the third quarter of 1994 due to the additional amortization of certain assets associated with the Brevital(R) acquisition (netted against certain intangibles that were written off at the end of 1994.)

OPERATING INCOME
----------------

Operating income during the third quarter of 1995, compared to the third quarter of 1994, increased 48.2% in total dollars, primarily, due to a 25% increase in sales and due to lower costs of sales, as a percent of sales. For the same reasons, together with benefiting from economies of scale, operating income improved, as a percent of sales, from 21.9% in the 1994 third quarter to 25.9% in the 1995 third quarter.

For the first nine months of 1995 operating income was up 44.0%, or $3,202,000 in total dollars and 5.9% as a percent of sales, over the same period of 1994 for the same reasons third quarter results improved.

OTHER INCOME (EXPENSES)
-----------------------

Interest income for the third quarter increased 67% over the same quarter of 1994 and 119% during the nine months of 1995 over 1994 due to larger cash balances on hand.

Interest expense was down 31% and 51% respectively for the third quarter and the first nine months due to the elimination of long-term debt prior to August 31, 1995.

INCOME TAXES
------------

The provision for income taxes for the third quarter and first nine months of 1995 are based on estimated effective income tax rates of approximately 39.5% for the quarter and 36.7% for the nine month period. This increase was required due to higher tax rates on pretax profits of over $10 million. The year-end effective tax rate is anticipated to be at the 37% level.

NET INCOME
----------

Earnings per share increased 41.2% to $.24 per share on 9,680,000 average shares outstanding for third quarter, 1995, from $.17 per share for third quarter, 1994; and 45.6% to $.67 per share on 9,684,000 average shares outstanding for the nine months from $.46 per share in 1994 on 9,565,000 shares outstanding.


FINANCIAL CONDITION
-------------------
Balance Sheet Information
-------------------------
At September 30, 1995, the Company's current ratio decreased to 2.2:1 from 3.6:1 at December 31, 1994 due to an increase in debt for the purchase of Brevital(R). Working capital decreased to $12.9 million from $15.0 million at December 31, 1994 and debt as a percent of equity increased from 13.0% at December 31, 1994 to 32.1% at September 30, 1995.

Total assets increased $17.1 million at September 30, 1995 over year-end 1994 to $72.7 million and total liabilities increased $11.6 to $25.0 million.
Both increases are attributed to the Brevital(R) acquisition.

Inventories increased at September 30, 1995 from those at December 31, 1994, primarily, due to the rebuilding of thrombin inventories, raw materials for increased contract sales and an initial inventory of Brevital(R).

Accounts receivable increased $924,000 or 21.8% at September 30, 1995 over December 31, 1994 due to higher sales levels and approximately $477,000 in Brevital(R) sales. In days outstanding, accounts receivable decreased from 33 days at December 31, 1994 to 31 days at September 30, 1995.

                          PART II - OTHER INFORMATION
                          ---------------------------


ITEM 1.  LEGAL PROCEEDINGS
--------------------------

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

EXHIBITS
--------

None.

REPORTS ON FORM 8-K
-------------------

The Registrant filed one (1) Current Report on Form 8-K during the quarter for which this Report on Form 10-Q is filed. Such Form 8-K was dated August 31, 1995 and reported, pursuant to Item 2 of Form 8-K, the Registrant's acquisition from Eli Lilly & Company of an exclusive license pursuant to a License Agreement dated as of August 31, 1995. No financial statements were required to be submitted with such From 8-K.

                              SIGNATURES
                              ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned therunto duly authorized.



                                    Jones Medical Industries, Inc.



Date:    November 9, 1995           By:    /s/ Dennis M. Jones
    --------------------------        --------------------------------------
                                       Dennis M. Jones, President



Date:    November 9, 1995           By:    /s/ Judith A. Jones
    --------------------------        --------------------------------------
                                       Judith A. Jones,
                                       Vice President of Finance
                                       and Principal Financial
                                       and Accounting Officer