Form 10-K405
period 1995-12-31
JONES MEDICAL INDUSTRIES INC /DE/
filed 1996-03-01
CIK 793613

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-K

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934 [fee required]
                  For the Fiscal Year Ended December 31, 1995

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934 [no fee required]
            For the transition period from __________ to __________.

                          Commission File No. 0-15098

                         JONES MEDICAL INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

          Delaware
(State or other jurisdiction of                        43-1229854
incorporation or organization)            (I.R.S. Employer Identification No.)

     1945 Craig Road, St. Louis, MO                      63146
(Address of principal executive offices)               (Zip Code)

       Registrant's telephone number including area code:  (314) 576-6100
          Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class                   Name of Each Exchange on which Registered
-------------------                   -----------------------------------------
       None

          Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.04 par value
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                Yes __X__                                No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 23, 1996, is approximately $300 million.

Number of shares outstanding of registrant's Common Stock as of February 23, 1996: 14,310,663 (as adjusted to reflect the three-for-two stock split effected in the form of a 50% stock dividend to be paid March 1, 1996 to holders of record as of February 23, 1996).

The following documents are incorporated by reference in Part III hereof:  None

                                   PART I


ITEM 1. BUSINESS

     The following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements.

GENERAL

     Jones Medical Industries, Inc. ("JMI" or the "Company") is engaged in the manufacture, marketing and sale of pharmaceuticals and nutritional supplements. Founded in 1981, the Company markets a wide variety of pharmaceuticals and branded nutritional supplements under its own trademarks and tradenames. All of the Company's product lines have been acquired through a series of 13 acquisitions which have complemented or expanded its existing lines of business. The Company intends to leverage its existing marketing and sales capabilities through additional strategic acquisitions of complementary products and businesses, by expanding and increasing the penetration of its existing customer base, and through the introduction of new formats for pharmaceuticals and new formulations for nutritional supplements. During 1995, sales of pharmaceuticals and nutritional supplements accounted for approximately 46% and 54% of the Company's total sales, respectively.

     Thrombin-JMI(TM), Thrombinar(R), Brevital(R) Sodium, Bronson(TM), Bronson Pharmaceutical(TM), MD Pharmaceutical(TM), Liqui-Char(R), Therevac(R), Derma-Scrub(R), Thyroid Strong(TM), and Westhroid(TM) are trademarks owned by or under license to the Company. All other trademarks and registered trademarks used in this Form 10-K are the property of their respective owner.

BUSINESS STRATEGY

     The Company's business strategy is to acquire specialty product lines or operations that complement or expand the marketing or distribution of existing product lines and to develop and apply marketing initiatives to such products. The key elements of the Company's strategy include:

     Acquire and Build Market Share in Specialty Pharmaceuticals. Since inception, the Company has purchased domestic rights to certain specialty pharmaceuticals addressing markets such as hemostasis and anesthesia. JMI intends to continue to seek the rights to products that it believes can benefit from a focused marketing effort.

     Leverage Established Pharmaceutical Marketing and Sales Efforts. JMI intends to maximize productivity of its sales force through replacement of existing, lower-volume products with new products with larger market opportunities. In addition, the Company intends to raise the awareness of selected products through targeted sales efforts focused on the hospital pharmacists and health care professionals in the United States.

     Expand Marketing Initiatives for Nutritional Supplements to Health Care Professionals. Since the Company acquired Bronson Pharmaceuticals in early 1993, monthly orders of nutritional supplements have grown from 27,000 to over 30,000 as of January 1996, and the average order has grown from $43 to $62 as of January 1996. JMI intends to continue to expand its marketing efforts for nutritional supplements by focusing on developing recommendations and referrals to consumers through health care professionals and introducing new products to its existing customer base.

     Improve Margins Through Focus on High-Margin Products and Cost Control. JMI intends to increase gross and operating margins by using sales personnel efficiently, minimizing corporate overhead and focusing on high margin products. The Company believes that by focusing on a limited number of products, the Company can increase sales by maximizing the productivity of its sales force and controlling overhead costs.

PRINCIPAL PRODUCTS AND PRODUCT LINES

     Pharmaceuticals. The Company markets and distributes a variety of branded pharmaceuticals, which accounted for approximately 36% of the Company's sales in 1995. The Company's principal branded pharmaceuticals primarily serve the critical care segment of the health care industry and are as follows:

     Thrombin-JMI and Thrombinar. During invasive surgical procedures, surgeons typically limit bleeding in order to control blood loss and maintain visibility of the surgical site. Surgeons may apply pressure bandages, suture severed vessels and/or use a topical hemostatic agent to maintain the surgical site. In most cases, collagen, cellulose or thrombin-based hemostatic agents are used because of their ability to rapidly begin the clotting process. The Company's products, Thrombin-JMI and Thrombinar, are thrombin-based topical hemostatic agents derived from bovine blood. The Company's thrombin products offer advantages over collagen and cellulose products because of faster activity in the surgical site. Additionally, because of their physical characteristics, JMI's thrombin products do not need to be removed from the surgical site prior to closure, whereas non-thrombin competing products need to be removed, often leading to recurrence of bleeding. Thrombin-JMI was introduced in 1995 and differs from Thrombinar in that Thrombin-JMI does not require refrigeration, and is therefore more convenient in the operating room. The topical hemostat market was estimated to be greater than $80 million in the United States in 1995. The Company's branded thrombin products accounted for 13.8% of the United States topical hemostat market and 50.4% of the United States topical bovine thrombin market in 1995. Thrombin-JMI and Thrombinar accounted for 19.7% of total Company sales in 1995. The Company's first thrombin product, Thrombinar, was acquired by JMI from Armour Pharmaceuticals ("Armour") in 1989. Thrombin-JMI is manufactured at the Company's wholly-owned subsidiary GenTrac, Inc. ("GenTrac"). Thrombinar was manufactured by Armour for JMI until September 1995 when it was replaced by Thrombin-JMI.

     Brevital Sodium. The intravenous ("I.V.") anesthetic market is split into segments based on type and length of therapeutic, diagnostic or surgical procedures. Short-term general anesthesia is required when performing minor surgical procedures such as dental surgery, cardioversion and other brief ambulatory surgeries. Long-term general anesthesia is required when more complex and invasive surgical procedures are performed. In order to administer long-term general anesthesia, induction agents are used to begin the anesthetic event and are subsequently followed by another drug or gas to maintain the anesthesia. The Company's product, Brevital Sodium ("Brevital"), is a general I.V. anesthetic agent that addresses both the short-term and long-term anesthesia markets. Brevital is used in short-term procedures because of its rapid onset of action and minimal recovery time. Brevital's rapid onset of action also makes it a useful induction agent for long-term general anesthesia prior to the administration of another agent to maintain the anesthesia. The I.V. anesthetic market in the United States is estimated to be $500 million. Brevital accounted for 4.2% of JMI's sales in 1995 and 10.9% of the Company's sales during the last four months of 1995. Brevital was introduced by Eli Lilly & Company ("Lilly") in 1961 and exclusively licensed in perpetuity to JMI on August 31, 1995 for sale in the United States.

     Other Pharmaceuticals. The Company also manufactures and distributes other critical care products and other branded pharmaceuticals under numerous trademarks and tradenames, the most prominent of which are Liqui-Char, a toxin antidote, Therevac, a mini-enema for rehabilitation therapy, Derma-Scrub, a surgical scrub, and Thyroid Strong and Westhroid, natural thyroid supplements. Combined, all other branded pharmaceutical products accounted for 12% of the Company's total sales in 1995.

     Nutritional Supplements. The Company markets and distributes a full line of branded nutritional supplements, which accounted for approximately 42% of the Company's total sales in 1995. The Company's branded nutritional supplements are marketed under the Bronson Pharmaceutical and MD Pharmaceutical tradenames.

     Bronson Pharmaceutical. The Bronson Pharmaceutical product line consists of over 260 branded vitamin, mineral and herbal extract formulations. The products include multi-vitamins, mineral formulations, individual vitamins, antioxidants, herbal formulations and personal care products. The Bronson Pharmaceutical product line accounted for approximately 36% of the Company's total sales in 1995.

     MD Pharmaceutical. These products are sold exclusively through military base retail outlets and consist of a broad line of branded nutritional supplements which compete with national brands. The products include multi-vitamins, mineral formulations, individual vitamins and antioxidants. The MD Pharmaceutical product line accounted for approximately 6% of the Company's total sales in 1995.

MARKETING AND SALES

     The Company markets and promotes its products primarily through a direct sales force, direct mail, telemarketing and trade publication advertising. The Company also attends major medical conventions and symposia. The Company maintains a sales and marketing staff of approximately

40 people, and employs an additional 10 people devoted to customer service and marketing support. The Company also utilizes independent sales representatives for marketing certain products.

     Pharmaceuticals. The Company has a 24-person marketing and sales staff for pharmaceuticals and critical care products which includes 18 field sales personnel (including three regional managers and 15 hospital territory managers), four marketing support specialists, a hospital group contract coordinator and a product manager, all reporting to the Company's Vice President-Sales. Sales activities are focused on major hospital buying groups which, in the aggregate, manage and contract for a majority of the purchasing of pharmaceuticals for private sector hospitals through bid and contract agreements. Although the Company's marketing efforts focus upon individual hospitals' Directors of Pharmacy as the ultimate decision-maker, the Company presently has contracts for one or more product lines with substantially all of the approximately 120 major hospital buying groups and distributes pharmaceuticals nationally through approximately 320 wholesale distributors.

     Nutritional Supplements. The Company markets the Bronson Pharmaceutical product line directly to consumers and health care and nutritional professionals through catalogs and direct mailings to a database that, as of December 31, 1995, included approximately 18,000 health care and nutritional professionals and 530,000 mail order and retail customers, of whom approximately 135,000 purchased products directly from the Company in 1995.
The Company does not rent or utilize mailing lists from other sources, preferring to focus upon generating customers through professional recommendations and referrals from current customers. The Company maintains a telemarketing sales force of 16 persons which processes approximately 29,000 orders per month with an average order of approximately $60 during 1995. Prepaid orders are received through mail order, toll-free telephone numbers or by facsimile, and are filled at the Company's distribution center in St. Louis, Missouri, usually within 24 hours of receipt, and are shipped by United Parcel Service or parcel post. In addition to direct mail sales, the Bronson Pharmaceutical product line is marketed to approximately 5,000 retail accounts. The MD Pharmaceutical product line is marketed exclusively through military outlets by approximately 30 independent sales representatives.

MANUFACTURING

     The Company manufactures pharmaceuticals at its facilities in Canton, Ohio, Middleton, Wisconsin and St. Louis, Missouri, and manufactures and formulates nutritional supplements at its facilities in Tempe, Arizona.

     The Company has manufactured pharmaceuticals at its United States Food and Drug Administration ("FDA") registered Canton, Ohio, facility since March 1984. The Company processes raw materials purchased from outside sources and produces products in tablet form. Content, shape and color of such products are produced within the guidelines of FDA regulations pertaining to over-the-counter drugs or prescription drugs that were marketed prior to 1938.

     In 1991, in connection with the Company's acquisition of GenTrac, the Company assumed operations of the GenTrac facility located in Middleton, Wisconsin which is licensed by The Center for Biologics Evaluation and Research ("CBER"), a Division of the FDA, for the production of therapeutic and diagnostic thrombin products. Biological products such as Thrombin-JMI must be produced at a licensed biologic facility specifically licensed to manufacture that product. The Company's GenTrac facility, which produces Thrombin-JMI, is licensed for the production of thrombin United States Pharmacopoeia ("U.S.P.") products and also acts as a contract manufacturer of Thrombogen, a line of proprietary thrombin products manufactured for Johnson & Johnson Medical, Inc. ("Johnson & Johnson") under distribution and development agreements.

     Packaging, as well as warehousing and distribution, for certain pharmaceuticals and for nutritional supplements, is primarily conducted at the Company's distribution center and headquarters located in St. Louis, Missouri. The Company also formulates and produces liquid products such as Liqui-Char and the Derma-Scrub line at its St. Louis, Missouri facility.

     The Company has manufactured nutritional supplements at its facilities in Tempe, Arizona, since 1984. As in the case of pharmaceuticals, the Company processes raw materials purchased from outside sources and formulates them into final dosage form. Although, prior to the acquisition of Bronson Pharmaceuticals ("Bronson") by the Company in March 1993, Bronson functioned solely as a marketer and distributor of its product line, the Company now manufactures the majority of its Bronson products at its Tempe, Arizona facilities.

     The Company utilizes available excess capacity at its manufacturing facilities to produce pharmaceuticals and nutritional supplements for other branded and generic distributors, in bulk or packaged (private label) form. The Company's marketing efforts with respect to contract manufactured products are conducted both internally and through independent commissioned sales representatives.

     With the exception of GenTrac's agreement with Johnson & Johnson, the Company does not have long-term manufacturing contracts with its customers for contract manufacturing but instead manufactures products pursuant to purchase orders as they are received. Contract manufacturing is performed primarily for generic and private label product distributors which are not involved in manufacturing and whose products primarily consist of basic generic ethical drugs, generic over-the-counter drugs and vitamins, and private formulations of vitamins, prescription and over-the-counter drugs. Notwithstanding the absence of long-term manufacturing agreements with its contract manufacturing customers, JMI has long-standing relationships with the majority of its customers for such products. There can be no assurance, however, that such relationships will continue in the future.

     In 1995, the Company manufactured approximately 80% of its total products sold and approximately 60% of its branded products sold. However, the Company anticipates that these historical percentages will change since all production of thrombin products has been integrated at the GenTrac facility while Brevital is produced under contract by Lilly.

     The Company has historically relied on third-party manufacturers to produce certain of its products. The Company typically does not enter into long-term manufacturing contracts with such third-party manufacturers, however, even when such contracts exist there can be no assurance that the Company will be able to obtain adequate supplies of such products in a timely fashion, or at all. For example, the Company's thrombin products were manufactured for the Company under a contract with Armour from whom the Thrombinar product line was acquired in 1989. During the fourth quarter of 1994 and first quarter of 1995, Armour was unable to fully meet the Company's requirements for thrombin products, resulting in the Company's inability to fill product orders from customers and the loss of sales and income. The Company also faces the risk that upon expiration of the term of any third-party manufacturing agreement it may not be able to renew or extend the agreement with the third-party manufacturer, to obtain an alternative manufacturing source from other third parties or develop internal manufacturing capabilities on commercially viable terms, if at all. In such circumstances the Company may be unable to continue to market its products as planned and could be required to abandon or divest itself of a product line on terms which would materially adversely affect the Company's business, financial condition and results of operations.

     Brevital is manufactured for the Company by Lilly from whom the product line was acquired as of August 31, 1995. Pursuant to such acquisition, the Company obtained a perpetual, exclusive license to market and distribute Brevital in the United States. The Company has entered into a 10-year manufacturing agreement with Lilly, which may be terminated by Lilly at any time after the first five years by giving at least five years notice to the Company prior to ceasing the manufacture of Brevital. In the event of such termination, Lilly must use reasonable efforts to assist the Company in obtaining all the necessary licenses and approvals to enable the Company or an alternative manufacturer to manufacture Brevital. There can be no assurance that Lilly will continue to meet FDA or product specification standards for Brevital or that the Company's Brevital product demand can be met in a consistent and timely manner. Lilly is the sole manufacturer of Brevital and any alternative manufacturer would require regulatory change-in-site qualification to manufacture the product. In the event of any interruption in the supply of Brevital from Lilly due to regulatory or other causes, there can be no assurance that the Company could make alternative manufacturing arrangements on a timely basis, if at all. Such an interruption would have a material adverse effect on the Company's business, financial condition and results of operations.

PRINCIPAL CUSTOMERS AND SUPPLIERS

     No one customer accounted for 10% or more of the Company's sales in 1995. GenTrac's sales of thrombin products to Johnson & Johnson were $3.5 million or 6.1% of the Company's total sales in 1995.

     The Company has not experienced to date any significant shortages in supplies of raw materials. The raw materials utilized by the Company in its manufacturing operations are purchased from a variety of suppliers. The Company endeavors to maintain multiple suppliers in order to minimize delays or cost disparities in the event of supplier shortages. For the most part the

Company's ability to manufacture products is not dependent on any particular raw material supplier except as to thyroid raw materials.

     The Company relies on certain suppliers of key raw materials to provide an adequate supply of such materials for production of finished products. Certain materials are purchased from single sources. In particular, the manufacture of Brevital is dependent upon Lilly's ability to procure certain raw materials used in the manufacture of Brevital. Although the Company has no reason to believe that Lilly will be unable to procure adequate supplies of such raw materials on a timely basis, disruptions in supplies of Brevital, including delays due to Lilly's inability to procure raw materials, would have a material adverse effect on the Company's business, financial condition and results of operations.

COMPETITION

     The manufacture and sale of pharmaceuticals is highly competitive. Many of the Company's competitors are large well-known pharmaceutical, chemical and health care companies which have considerably greater financial, sales, marketing and technical resources than those of the Company. Additionally, many of the Company's present and potential competitors have research and development capabilities that may allow such competitors to develop new or improved products that may compete with the Company's product lines. The pharmaceutical industry is characterized by rapid product development and technological change. The Company's pharmaceuticals could be rendered obsolete or uneconomical by the development of new pharmaceuticals to treat the conditions addressed by the Company's products or as the result of technological advances affecting the cost of production, or as a result of marketing or pricing action by one or more of the Company's competitors. The Company's business, financial condition and results of operations could be materially and adversely affected by any one or more of such developments.

     The Company's thrombin product lines compete with those produced for and marketed by Johnson & Johnson and with thrombin products distributed by Parke-Davis, a division of the Warner-Lambert Company. The Company's thrombin products also compete with other hemostatic agents, including Gelfoam, manufactured by Pharmacia & Upjohn, Inc., and Surgicel, manufactured by Johnson & Johnson. Brevital faces competition in the I.V. anesthetic market from other I.V. anesthetic products, including Diprivan, which is produced by Stuart Pharmaceuticals, a business unit of Zeneca, Inc., and Versed, produced and marketed by Roche Labs, a division of Hoffmann-LaRoche, Inc. Each of these competitors has substantially greater marketing, sales and financial resources than the Company.

     The market for nutritional supplements is characterized by extensive competition, frequent new product introductions, short product life cycles and changing customer preferences. The Company is subject to competition from the retail market, as well as the mass-market, direct-mail market, for nutritional supplements, and there can be no assurance that the Company's targeted direct-market approach will remain a viable alternative within the industry or that other competitors may not enter the targeted direct-mail market and offer products similar to those offered by the

Company. Many of the Company's existing and potential competitors in the nutritional supplements market have greater financial, marketing and research capabilities than the Company.

TRADEMARKS

     The branded products sold by the Company are sold under a variety of trademarks. While the Company believes that it has valid proprietary interests in all currently used trademarks, only certain of the trademarks are registered with the United States government. The Company's license to the Brevital trademark is limited to the United States and its right to utilize the MD Pharmaceutical brand name is restricted to the United States military and its outlets.

GOVERNMENT REGULATION

     The manufacturing, processing, formulation, packaging, labeling, storage, promotion, distribution and advertising of the Company's products are subject to extensive regulation by one of or more federal agencies including the FDA, the Drug Enforcement Administration ("DEA"), the Environmental Protection Agency ("EPA"), the Federal Trade Commission ("FTC"), the Occupational Safety and Health Administration ("OSHA"), the Department of Agriculture ("USDA"), the Consumer Product Safety Commission ("CPC"), the United States Customs Service, and the United States Postal Service. These activities are also regulated by various agencies of the states and localities in which the Company's products are sold.

     Pharmaceuticals. All pharmaceutical manufacturers, including the Company, are subject to regulation by the FDA. New drugs must be approved by the FDA before they may be marketed, except for those prescription drugs about which the FDA has knowledge but for which the FDA is not requiring applications either because of 'grandfather status' under 1938 legislation, 'grandfather status' under 1962 legislation, or for other reasons. The FDA has the authority to revoke existing approvals, or to review the status of currently exempt pharmaceuticals and require application and approval, of prescription drugs if new information reveals that they are not safe or effective and also regulates the advertising of prescription drugs. The Company's marketing of OTC drugs is affected by the establishment of FDA monographs, a regulatory system arising under 1962 legislation. FDA monographs effectively exempt from FDA approval OTC drugs which are produced and labeled in accordance with the standards set forth in FDA regulations. The rulemaking process to establish or revise an FDA monograph allows a 12 month grace period to make appropriate formulation or label changes following publication of the final monograph. The FTC regulates advertising of OTC drug products. Drug products must be manufactured, packaged, and labeled in accordance with their approvals and in conformity with current good manufacturing practice ("CGMP"). The Company is subject to periodic inspection by the FDA to assure such compliance. Drugs must be distributed, sampled and promoted in accordance with FDA requirements. The FDA has extensive enforcement powers over the activities of pharmaceutical manufacturers, including authority to seize and prohibit the sale of unapproved or non-complying products, to halt manufacturing operations that are not in compliance with CGMP, and to impose civil penalties and seek criminal penalties. The restriction or prohibition on sales of products marketed by the Company could materially adversely affect the Company's business, financial condition, and results of operation.

     The Company manufactures and distributes biological drugs, including thrombin, which are also regulated by the FDA. The Company's Thrombin-JMI line of products has been approved by the FDA, and the Company's GenTrac facility is licensed by the FDA to produce Thrombin-JMI and Thrombogen, a line of proprietary thrombin products manufactured for Johnson & Johnson. The Company has a pending application for a new pre-mixed liquid thrombin formulation product line. Although the Company believes that this application is in the final approval phase, additional clinical testing of the product may be required and there can be no assurance as to when or if favorable FDA action will be forthcoming. While the Company intends to pursue completion of the application process, development of the product will depend in part upon the Company's assessment of market demand for the product and upon satisfactory resolution of claims by Johnson & Johnson to certain rights in the product.
See "Item 3.  Legal Proceedings."

     The Company also manufactures and sells drugs which are "controlled substances" as defined in the Controlled Substances Act, which establishes certain security and record keeping requirements administered by the Drug Enforcement Administration ("DEA") of the Department of Justice. The Company has experienced regulatory challenges with respect to compliance with the foregoing regulations which have been resolved, but no assurance can be given that restrictions or fines which could have a material adverse effect upon the Company's business, financial condition and results of operations will not be imposed upon the Company.

     Nutritional Supplements. Although the manufacturing and production of nutritional supplements has historically been subject to less intensive regulation than pharmaceutical products, government oversight in this area is currently increasing. Under the Dietary Supplement Health & Education Act of 1994, the FDA may exercise increased authority over the labeling and sales of vitamin and mineral supplements. In addition, the United States Postal Service and the FTC regulate advertising claims with respect to the Company's products sold by solicitation through the mail.

     Recent proposed regulations issued by the FDA require the relabeling of dietary supplements with regard to nutrition labeling ingredient information and nutrient content claims. The proposed rules are not due to become effective until January 1997 and may be modified prior to final adoption. The FDA and other federal authorities are also reviewing alternative approaches to assure the safety of vitamins, minerals, herbal extracts and other products sold as nutritional supplements. Although no current regulatory approval is required prior to or after the introduction of a new nutritional supplement, the FDA must be notified regarding the use of new dietary ingredients and future regulation could result in a recall or discontinuance of certain products.

     The Company believes that it is in material compliance with applicable laws and regulations concerning nutritional supplements. Moreover, the Company believes that its experience in the manufacture and sale of pharmaceuticals, and its use of certain manufacturing processes and controls uniformly across all product lines, will enable the Company to comply with regulations, record keeping, testing and manufacturing standards which may be applied to nutritional supplements. Nevertheless, increased regulatory oversight could subject the Company and other manufacturers of nutritional supplements to increased production and compliance costs and possibly require capital expenditures.

ENVIRONMENTAL STANDARDS

     The Company uses certain hazardous substances which require special handling and disposal as dictated by the EPA. The Company believes that its manufacturing operations are in compliance with environmental protection and other government regulations.

EMPLOYEES

     At February 1, 1996, the Company had 334 full-time employees: 191 in manufacturing, 50 in sales, 40 in finance and administration, 29 in quality assurance, and 24 in distribution. The Company believes that its relationship with its employees is good.

ITEM 2. PROPERTIES

     The Company's distribution operations, including warehousing and shipping for the Company's branded products, are located in a 150,000 square foot facility on a 15 acre site in St. Louis, Missouri which was acquired by the Company in mid-1993. The 24,000 square feet of office space within the facility permit it to serve as corporate headquarters and to house the Company's administration, sales and marketing, and telemarketing operations. The Company has centralized packaging operations for its branded nutritional supplements at this location in addition to certain laboratory and quality assurance facilities. Liquid products, including Liqui-Char and the Derma-Scrub line, are also manufactured and packaged at this facility.

     The Company owns a facility at Canton, Ohio where its subsidiary, JMI-Canton Pharmaceuticals, Inc. ("JMI-Canton"), manufactures and packages pharmaceuticals. The facility is a 25,000 square foot building containing manufacturing, laboratory and administrative space.

     The Company manufactures hemostatic thrombin products in a 40,000 square foot FDA-licensed sterile fill facility owned by the Company which is located on an eight acre site in Middleton, Wisconsin.

     The Company's subsidiary, JMI Phoenix Laboratories, Inc. ("JMI Phoenix"), manufactures the Company's nutritional supplements in two adjacent buildings owned by the Company consisting of approximately 30,000 total square feet, located in Tempe, Arizona.

ITEM 3. LEGAL PROCEEDINGS

     The Company is not presently involved in any litigation in which it believes an adverse outcome would materially adversely affect the Company's business, financial condition or results of operations. However, the Company has been involved in litigation and is subject to certain claims as set forth below.

     L-Tryptophan Claims. Many distributors and marketers of nutritional supplements have been subjected to claims relating to the manufacture or distribution of L-Tryptophan. The Company is, and has in the past been, a defendant in such lawsuits filed throughout the United States.

     The plaintiffs in these lawsuits generally allege damages resulting from the ingestion of a product known as L-Tryptophan. In suits involving the Company, the Company has been one of many defendants, and the manufacturer of L-Tryptophan, Showa Denko, has agreed to indemnify the Company (including Bronson) from all costs and damages with respect thereto to the extent that the product distributed by the Company was produced by Showa Denko. Any such lawsuits involving Bronson have been tendered to Bronson's insurance carrier under a policy which does not exclude L-Tryptophan claims. As a result of the indemnity provided by Showa Denko with respect to these types of lawsuits, and the product liability insurance maintained by Bronson prior to its acquisition by the Company, it is not anticipated that the Company will have any material liability with respect to these types of lawsuits. However, in the event that Showa Denko is unable to satisfy or fulfill its obligations under the indemnity, the Company would have to defend such lawsuits and be responsible for damages, if any, which are awarded against it or for amounts in excess of Bronson's insurance coverage of $1.0 million per claim and $1.0 million in the aggregate.

     Johnson & Johnson Claims. Under development and distribution agreements between GenTrac and Johnson & Johnson entered into prior to the Company's acquisition of GenTrac, Johnson & Johnson acquired certain rights to new thrombin products and thrombin product improvements developed by GenTrac. Johnson & Johnson has notified the Company that it believes that it is entitled to exclusive distribution rights for Thrombin-JMI and a liquid thrombin product for which FDA approval is currently pending. Although the Company strongly disagrees with and will vigorously contest such claims by Johnson & Johnson, any resolution of the claims in favor of Johnson & Johnson could have a materially adverse effect on the Company's business, financial condition or results of operations, notwithstanding provisions in the product development agreement which would (i) require Johnson & Johnson to reimburse GenTrac for all development costs associated with such products, and (ii) provide the Company's GenTrac facility with the right to manufacture such products for Johnson & Johnson. Even if the Company is successful in contesting Johnson & Johnson's claim and manufactures and markets the liquid thrombin product, the Company would be obligated to pay a royalty to Johnson & Johnson equal to five percent of the Company's net sales of such product, up to an aggregate maximum royalty payment of $240,000. The Company and Johnson & Johnson are currently attempting to negotiate an amicable resolution of such claims.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted during the 4th quarter of 1995 to a vote of security holders of the Company through the solicitation of proxies or otherwise.

                                   PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock ("Common Stock") is traded on the Nasdaq National Market under the symbol "JMED". The following table sets forth the quarterly high and low sales prices for the Common Stock reported by Nasdaq for the periods indicated (as adjusted to the nearest 1/16 to reflect the three-for-two stock split effected in the form of a 50% stock dividend to be paid on March 1, 1996 to holders of record as of February 23, 1996):



                                                High         Low
                                                ----         ---

      1994

            First Quarter                       $10 5/16    $7 3/4
            Second Quarter                        8 1/2      6 11/16
            Third Quarter                         7 3/16     4 5/16
            Fourth Quarter                        6 1/16     4 1/4

      1995

            First Quarter                         6 1/16     4 3/16
            Second Quarter                        8          5 7/16
            Third Quarter                        12 1/16     7 7/16
            Fourth Quarter                       16 1/2     10 11/16


     As of February 15, 1996, there were approximately 1,000 holders of record and the Company believes approximately 5,000 non-record beneficial owners of the Common Stock.

     During 1994 and 1995, cash dividends of $0.06 2/3 and $0.07 1/3 per share, respectively, were declared with respect to the Common Stock. On February 7, 1996, in connection with the three-for-two split of the outstanding shares of Common Stock, the Company declared a dividend of $0.025 per share payable on April 1, 1996.

     The future declaration and payment of cash dividends is subject to the discretion of the Board of Directors and will be dependent on many factors, including the Company's earnings, financial condition and capital needs of the Company and such other factors as are deemed relevant by the Company's Board of Directors. The Company anticipates that it will continue to pay a dividend each quarter; however, the Company's Board of Directors intends to review this policy from time to time.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected financial data of the Company for each of the prior five fiscal years has been derived from the consolidated financial statements of the Company. The selected financial data should be read in conjunction with the consolidated financial statements and related notes thereto contained herein. The selected financial data set forth below has been adjusted to reflect the three-for-two stock split effected in the form of a 50% stock dividend to be paid on March 1, 1996 to holders of record on February 23, 1996.


                                                          YEARS ENDED DECEMBER 31
                         ----------------------------------------------------------------------------------------
STATEMENT OF
OPERATIONS DATA:               1991              1992              1993              1994              1995
                         ----------------  ----------------  ----------------  ----------------  ----------------
Sales                         $20,512,826       $24,056,872       $43,215,498       $47,548,803       $56,397,095
Cost of sales                  10,365,530        12,352,520        21,909,428        24,685,826        27,165,896
                         ----------------  ----------------  ----------------  ----------------  ----------------
Gross profit                   10,147,296        11,704,352        21,306,070        22,862,977        29,231,199
Selling, general and
  administrative
  expenses                      5,453,166         6,367,622        11,314,160        13,497,583        13,905,278
                         ----------------  ----------------  ----------------  ----------------  ----------------
Operating income                4,694,130         5,336,730         9,991,910         9,365,394        15,325,921
Other income (expense)            451,271           695,618           (44,097)         (326,887)         (400,617)
                         ----------------  ----------------  ----------------  ----------------  ----------------
Income before taxes             5,145,401         6,032,348         9,947,813         9,038,507        14,925,304
Provision for taxes             1,851,000         2,300,000         3,744,000         3,299,000         5,597,000
                         ----------------  ----------------  ----------------  ----------------  ----------------
Net income(1)                 $ 3,294,401       $ 3,732,348       $ 6,203,813       $ 5,739,507       $ 9,328,304
                         ----------------  ----------------  ----------------  ----------------  ----------------
Weighted average
  shares outstanding           13,875,822        14,168,821        14,256,640        14,391,084        14,589,150
Earnings per common
  and common equivalent
  share(1)                            .24               .26               .44               .40               .64
                         ================  ================  ================  ================  ================
Cash dividends
  declared per share                  .04               .05               .06          .06 2/3            .07 1/3
                         ================  ================  ================  ================  ================


_______________
(1) Net income and earnings per share in 1993 do not reflect cumulative effect of change in accounting principle of $207,100.

                                                          YEARS ENDED DECEMBER 31
                         ----------------------------------------------------------------------------------------

                               1991              1992              1993              1994              1995
                         ----------------  ----------------  ----------------  ----------------  ----------------
BALANCE SHEET
  DATA:
Total assets                  $33,392,783       $35,185,070       $51,823,590       $54,927,284       $74,696,643
Current assets                $18,042,778       $19,730,787       $18,325,578       $20,793,359       $25,012,149
Current liabilities           $ 3,295,228       $ 3,741,253       $ 6,330,082       $ 5,778,744       $11,563,477
Working capital               $14,747,550       $15,989,534       $11,995,496       $15,014,615       $13,448,672
Long-term debt                $ 2,737,804       $   500,000       $ 5,399,986       $ 3,799,978       $ 9,124,986
Shareholders equity           $26,786,800       $30,120,866       $36,236,110       $41,490,364       $49,890,134
Per share book value(2)       $      1.94       $      2.17       $      2.59       $      2.94       $      3.52
Current ratio                       5.5:1             5.3:1             2.9:1             3.6:1             2.2:1

_______________
(2) Per share book value is computed assuming conversion of the outstanding preferred stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements.

OVERVIEW

     The Company was founded in 1981 to market and distribute specialty pharmaceuticals and nutritional supplements. To date, the Company has completed 13 acquisitions of products and businesses which complement or expand the Company's business, while adding selected manufacturing capacity to support certain product lines. The Company has achieved significant increases in sales and net income through such acquisition activity and through related internal growth initiatives to develop marketing opportunities with respect to the acquired product lines. Sales and net income have increased from $19.7 million and $2.8 million in 1990, respectively, to $56.4 million and $9.3 million in 1995, respectively, representing five-year compounded annual growth rates of approximately 23.4% in sales and 27.0% in net income.

     Sales are reported net of returns during the period in which product is shipped. These sales are subsequently adjusted for reserves incurred due to volume or other contractual discounts on certain pharmaceuticals under contracts with hospitals and hospital buying groups. As of December 31, 1995, the Company maintained a reserve of $1.5 million for such anticipated discounts. The reserve was increased from $1.1 million as of year-end 1994 due to higher sales levels of the products involved. Product returns, both of unused pharmaceuticals and of nutritional supplements sold to consumers subject to a limited money-back refund policy, are less than 1% of gross annual sales. Sales are reflected prior to royalties due on sales of certain pharmaceuticals arising from product line acquisitions. Such royalties are recorded as a selling expense. Royalty arrangements typically extend for a fixed period from the date of acquisition and do not require minimum payments to maintain ownership or any rights to products.

     During the year ending December 31, 1995, sales were $56.4 million comprised of $25.9 million of pharmaceutical sales and $30.5 million of nutritional supplement sales. The relative contributions of pharmaceuticals and nutritional supplements to the Company's sales can be influenced by acquisition activity in each product category as well as by marketing activity and customer demand. In 1993 the Company increased its presence in the marketing of nutritional supplements as a result of its acquisition of the operations of Bronson. In the fourth quarter of 1994 and first quarter of 1995, sales of certain of its thrombin-based hemostats were adversely impacted by supply difficulties. In August 1995 the Company acquired domestic rights to the Brevital pharmaceutical line for $14 million and a 10-year royalty of 5% on net sales of Brevital. During the last four months of 1995, sales of Brevital represented approximately 10.9% of total Company sales.

     The Company intends to seek additional acquisitions of product lines of niche-market pharmaceuticals to leverage its existing distribution channels and marketing infrastructure and to market aggressively new formats or formulations of existing products. The success of the Company's efforts is subject to a number of risks and uncertainties including its dependence upon key pharmaceuticals and integration of new product acquisitions, its reliance upon third-party manufacturers to produce certain key products, its ability to effectively manage a changing business, uncertainties related to pharmaceutical pricing and reimbursement and on the uncertainty of competitive forces within the pharmaceutical and nutritional supplement industries which affect both the market for its products and the availability of suitable product lines of acquisition. The future results of operations, both annually and from quarter-to-quarter, are subject to a variety of factors applicable to the Company and to the industries and markets in which it operates.

RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements contained elsewhere herein. The following table sets forth certain data as a percentage of net sales for the periods indicated.

                                               Percentage of Sales
                                              Year Ended December 31,
                                              ------------------------
                                              1993      1994      1995
                                              ----      ----      ----
Net sales                                      100.0%    100.0%    100.0%
Cost of sales                                   50.7      51.9      48.2
                                            --------  --------  --------
Gross profit on sales                           49.3      48.1      51.8
Selling, general & administrative expenses      26.2      28.4      24.7
                                            --------  --------  --------
Operating income                                23.1      19.7      27.1
Other income (expenses)
  Interest income                                0.4       0.2       0.3
  Interest expense                              (0.8)     (1.1)     (0.8)
  Other miscellaneous income (expenses)          0.3       0.2      (0.2)
                                            --------  --------  --------
Income before income tax*                       23.0      19.0      26.4
                                            --------  --------  --------
Net income*                                    14.4%     12.1%     16.5%
                                            ========  ========  ========

---------------
* Before cumulative effect of change in accounting principle of $207,100 in 1993.

Sales

     The following summarizes approximate sales activity by product categories:



Sales by Product
Category                     1993        %        1994        %        1995        %
----------------         ------------  -----  ------------  -----  ------------  -----
Pharmaceuticals          $21,168,000   49.0%  $21,925,000  46.1%   $25,936,000  46.0%
Nutritional Supplements   22,047,000   51.0%   25,624,000  53.9%    30,461,000  54.0%
                         -----------  -----  ------------  -----  ------------  -----
Total Sales              $43,215,000   100%   $47,549,000  100%    $56,397,000  100%

     Sales for the year ended December 31, 1995 increased 18.6% to $56.4 million from $47.5 million for the year ended December 31, 1994 and 10.0% to $47.5 million from $43.2 million for the year ended December 31, 1993. The Company's sales increased in 1995 as the result of unit and dollar growth in both pharmaceuticals and nutritional supplements and increased in 1994 as the result of unit and dollar growth in nutritional supplements.

     Sales of pharmaceuticals in 1995 grew 18.5% to $25.9 million from $21.9 million in 1994 due primarily to increases in sales of the Company's critical care pharmaceutical products, including four months of Brevital sales. Sales of nutritional supplements in 1995 grew 18.9% to $30.5 million from $25.6 million in 1994 due to a 14.5% increase in Bronson Pharmaceutical product sales and a 102.2% increase in sales of contract manufactured products, offset in part by a 27.5% decline in sales of the MD Pharmaceutical products.

     Sales of pharmaceuticals in 1994 grew 3.6% to $21.9 million from $21.1 million in 1993 due primarily to increases in sales of Therevac and Liqui-Char. Sales of Thrombinar were essentially flat due to the inability of the Company's supplier to meet fully the Company's requirements. Sales of nutritional supplements in 1994 increased 16.2% to $25.6 million from $22.0 million in 1993 resulting from the inclusion of a full 12 months of sales of the Bronson Pharmaceutical product line which was acquired in March 1993.

Gross Profit

     Gross profit during 1995 increased 27.9% or $6.4 million to $29.2 million from $22.9 million in 1994. As a percentage of sales, margins grew to 51.8% in 1995 from 48.1% in 1994 as a result of greater manufacturing efficiencies and sales increases in higher margin products.

     Gross profit during 1994 increased 7.3% or $1.6 million to $22.9 million from $21.3 million in 1993. As a percentage of sales, margins declined to 48.1% in 1994 from 49.3% in 1993 as a result of increases in labor and overhead components in cost of goods.

Selling, General and Administrative Expenses

     Selling expenses increased 4.8% or $388,000 to $8.4 million in 1995 from $8.0 million in 1994 primarily as a result of adding five hospital territory managers in the fourth quarter of 1995 and due to higher direct marketing expenses associated with larger and more frequent mailings of the Bronson Pharmaceutical catalogue. As a percentage of sales, these expenses decreased to 15.0% in 1995 from 16.9% in 1994.

     Selling expenses increased 25.0% or $1.6 million to $8.0 million in 1994 from $6.4 million in 1993 as a result of the inclusion of a full 12 months of Bronson Pharmaceutical selling expenses and greater shipping and direct marketing expenses associated with sales of Bronson Pharmaceutical products. Additionally, the Company added one major market hospital representative during 1994. Selling expenses as a percentage of sales in 1994 increased to 16.9% from 14.9% in 1993.

     General and administrative expenses in 1995 remained essentially unchanged at approximately $4.0 million, but declined as a percentage of sales to 7.2% in 1995 from 8.4% in 1994.

     General and administrative expenses in 1994 increased 18.3% or $619,000 to $4.0 million from $3.4 million in 1993 primarily due to the inclusion of a full 12 months of Bronson Pharmaceutical expenses and to a lesser extent due to increases in overhead. As a percentage of sales, these expenses increased to 8.4% in 1994 from 7.8% in 1993 for the same reasons.

     Research and development expenses were eliminated in 1995 after declining to $101,000 in 1994 from $377,000 in 1993 due to the reduction of ongoing expenses by GenTrac associated with the development of pre-mixed liquid thrombin formulations.

     Amortization expenses associated with intangible assets and included in selling, general and administrative expenses remained essentially unchanged in 1995 at approximately $1.4 million, as the impact of the Brevital product line acquisition was substantially offset by declining amortization on other products. As a percentage of sales these expenses decreased to 2.5% in 1995 from 2.9% in 1994.

     Amortization expenses increased 20.8% or $234,000 to $1.4 million in 1994 from $1.1 million in 1993 as a result of the Bronson Pharmaceutical and Derma System product acquisitions and the corresponding full 12 months of amortization of the associated intangible assets acquired. Also, as a percent of sales, amortization expenses increased 2.9% in 1994 from 2.6% in 1993.

Operating Income

     Operating income during 1995 increased 63.6% or $6.0 million to $15.3 million from $9.4 million in 1994, and increased as a percentage of sales to 27.1% from 19.7% in 1994, as the result of higher overall gross profits and marginal increases in operating expenses.

     Operating income during 1994 decreased 6.3% or $627,000 to $9.4 million from $10.0 million in 1993, and decreased as a percentage of sales to 19.7% from 23.1% in 1993, as a result of an increase in cost of sales and in selling, general and administrative expenses.

Other Income (Expense)

     Other income during 1995 reflects a one time loss of $126,000 associated with the sale of certain real property which the Company was unable to use and the reduction in the associated rental income.

     Interest and dividends from investing activities decreased to $101,000 in 1994 from $189,000 in 1993 due to lower cash balances resulting from the uses of cash in 1993 associated with the Company's acquisition program and the purchase of a 150,000 square foot distribution and headquarters facility. Interest expense increased to $516,000 in 1994 from $354,000 in 1993 due to borrowings associated with the acquisitions and facility purchase.

Income Taxes

     The provision for income taxes increased to 37.5% of pre-tax income in 1995 compared to 36.5% of pre-tax income in 1994, primarily as the result of a 1% higher federal tax rate on annual profits exceeding $10 million.

     The provision for income taxes decreased to 36.5% of pre-tax income in 1994 compared to 37.6% of pre-tax income in 1993. The lower rate was due to lower effective state income tax rates.

Net Income

     Net income increased 62.5% or $3.6 million to $9.3 million in 1995 from $5.7 million in 1994, and increased as a percentage of sales to 16.5% in 1995 from 12.1% in 1994.

     Net income decreased 7.5% or $464,000 to $5.7 million in 1994 from $6.2 million in 1993, and decreased as a percentage of sales to 12.1% in 1994 from 14.4% in 1993 as a result of lower operating and interest income and higher interest expense.

Fourth Quarter

     Sales during the fourth quarter of 1995 increased $4.7 million, or 40.6%, to $16.4 million from $11.7 million during the fourth quarter of 1994. Net income during the fourth quarter of 1995 increased $1.5 million, or 112%, to $2.8 million from $1.3 million during the fourth quarter of 1994. Earnings per share during the fourth quarter of 1995 were $.19, with 14.6 million shares outstanding, compared to $.09 per share earnings, with 14.4 million average shares outstanding during the fourth quarter of 1994. The 1995 increases resulted from improvements in operations throughout 1995 and a full quarter of Brevital sales.

     Sales during the fourth quarter of 1994 decreased $445,000, or 3.7% to $11.7 million from $12.1 million during the fourth quarter of 1993. Net income during the fourth quarter of 1994 decreased $547,000, or 29.2% to $1.3 million from $1.8 million during the fourth quarter of 1993. Earnings per share during the fourth quarter of 1994 were $.09, compared to $.13 during the fourth quarter of 1993, with an average of 14.4 million shares outstanding during both periods. Decreases in sales and net income during the fourth quarter of 1994 were in large part the result of a product shortage of $1.1 million of Thrombinar which was produced for the Company under contract by Armour.

FINANCIAL CONDITION

Balance Sheet Information

     The Company's current ratio declined to 2.2:1 as of December 31, 1995 from 3.6:1 as of December 31, 1994, working capital decreased to $13.4 million as of December 31, 1995 from $15.0 million as of December 31, 1994, and debt as a percentage of equity increased to 29.6% as of December 31, 1995 from 13.0% as of December 31, 1994, primarily as a result of the August 31, 1995 acquisition of the Brevital product line and the associated debt incurred in connection therewith.

Liquidity and Capital Resources

     Since inception the Company has financed its operations primarily through cash flow from operations, public and private sales of equity securities and borrowings under revolving credit facilities. At December 31, 1995 and 1994, respectively, the Company had cash and cash equivalents of $5.4 million and $7.0 million, respectively.

     Total assets increased $19.8 million to $74.7 million at December 31, 1995 from $54.9 million at December 31, 1994 and total liabilities increased $11.4 million to $24.8 million at December 31, 1995 from $13.4 million at December 31, 1994. Inventories increased to $10.7 million at December 31, 1995 from $8.3 million at December 31, 1994 principally from higher thrombin product inventories and the acquired Brevital inventories. Accounts receivable increased to $7.1 million at December 31, 1995 from $4.2 million at December 31, 1994 due to higher year end sales in 1995. For the same reason, in days outstanding, accounts receivable increased to 46 days at December 31, 1995 from 33 days at December 31, 1994. Net property, plant and equipment increased by $2.8 million to $15.4 million at December 31, 1995, from $12.6 million at December 31, 1994, primarily due to the expansion of the Company's GenTrac facility.

     In August 1995, the Company borrowed $8.7 million to fund its cash requirements in connection with its acquisition of the exclusive United States license to sell Brevital and to refinance existing term loan indebtedness of $1.7 million, with interest thereon at the rate of 0.5% below prime, payable in equal monthly installments until paid in full in September 2000. Such indebtedness is secured by substantially all of the Company's assets. The Company may prepay such indebtedness without penalty. As of December 31, 1995, the outstanding balance of this term loan was $7.8 million. In addition, the Company is indebted to Lilly in the principal amount of $7.0 million bearing interest at 7.0% and due in installments of $4.0 million in August 1996 and $3.0 million in August 1997.

     Under revolving credit and other borrowing lines available to the Company at January 31, 1996, the Company had an unused line of credit aggregating $4.0 million. Such line of credit is secured by substantially all of the Company's assets and contains certain restrictive provisions, including maintaining a maximum tangible net worth ratio, maintaining a minimum current ratio, obtaining prior approval of acquisition financings in excess of $3.0 million and limiting the amount of additional borrowings. The Company will be in default under its revolving credit and borrowing lines if (i) Dennis Jones ceases to be the Company's Chairman of the Board and Chief Executive Officer, or (ii) Dennis Jones and Judith Jones, collectively, own less than 15% of the outstanding shares of Common Stock of the Company, or (iii) a third party acquires 50% or more of the shares of the Company's capital stock without the lender's prior approval.

     The Company has experienced only moderate raw material and labor price increases in recent years. While the Company has passed some price increases along to customers, the Company has primarily benefitted from rapid sales growth, negating most inflationary pressures.

     The Company's manufacturing operations are not capital intensive and, as such, the impact of inflation on the property, plant and equipment and associated depreciation expense of the Company has been minimal.

Recent Accounting Pronouncements

     Adoption of FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", and the adoption of FASB Statement No. 123, "Accounting for Stock Based Compensation", which are effective for the Company in 1996, are not anticipated to have a material effect on the Company's consolidated financial statements.

     Effective January 1, 1993, the Company changed its method of accounting for income taxes from the deferred method to the liability method required by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The cumulative effect of adopting Statement No. 109 as of January 1, 1993 was to increase net income by $207,100. Application of the new income tax rules for 1993 did not have a significant effect on net income before cumulative effect of the accounting change.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

     Reference is made to the Financial Statements contained in Part IV hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no disagreements with the Company's auditors, Ernst & Young LLP, on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

                                   PART III

ITEM 10.    DIRECTORS AND OFFICERS OF THE REGISTRANT

DIRECTORS AND OFFICERS

     The following table sets forth certain information as of March 1, 1996 with respect to the directors and executive officers of the Company.


Name                      Age         Position
----                      ---         --------

Dennis M. Jones            57         Chairman of the Board, President and
                                      Chief Executive Officer

Judith A. Jones(1)         55         Executive Vice President, Secretary,
                                      Treasurer and Director

Michael T. Bramblett       53         Executive Vice President and Director

G. Andrew Franz            43         Senior Vice President-Operations-
                                      Pharmaceuticals and Director

David A. McLaughlin        48         Senior Vice President-Operations-
                                      Nutritionals and Director

Edward A. Chod(2)          42         Director

Stanley L. Lopata(1)(2)    81         Director

Thomas F. Patton(1)        47         Director

L. John Polite, Jr.(1)(2)  74         Director

---------------

(1)  Member of the Audit Committee of the Board of Directors.

(2)  Member of the Compensation Committee of the Board of Directors.

     Dennis M. Jones, the founder of the Company, has been JMI's Chairman of the Board, President and Chief Executive Officer since its inception in March 1981. Mr. Jones has been involved primarily in the pharmaceutical industry since 1964 in various marketing, management and administrative positions. He was a co-founder of O'Neal, Jones and Feldman Pharmaceuticals, which was acquired by Chromalloy American Pharmaceuticals, Inc. in 1978 and subsequently acquired by Forest Laboratories, Inc., a specialty pharmaceutical company, in 1984. Mr. Jones has been a director of Mark Twain State Bank, a subsidiary of Mark Twain Bancshares, Inc., since 1988.

     Judith A. Jones joined the Company in October 1981 and has been in charge of the financial affairs and books of the Company since that time. Mrs. Jones has been a Director of the Company since December 1981, and the Secretary and Treasurer since April 1982. Mrs. Jones served as Vice President of the Company from March 1985 to February 1994 and has been Executive Vice President of the Company since February 1994.

     Michael T. Bramblett, a Director of the Company since 1987, served as Vice President - Marketing of the Company from January 1991 to February 1994 and has served as Executive Vice President since February 1994. From May 1988 through December 1990, Mr. Bramblett served as Marketing Director of Carlson Marketing Group, and from June 1987 until May 1988, he served as Corporate Vice President of S&H Motivation Company.

     G. Andrew Franz, a Director of the Company since 1994, became Senior Vice President-Operations-Pharmaceuticals for the Company in February 1994. He served as the Vice President-Operations of JMI-Canton since the facility was acquired by JMI-Canton from Bowman Pharmaceuticals, Inc. in March 1984 until February 1994. Prior to March 1984, Mr. Franz held various management positions for 14 years within Bowman Pharmaceuticals, Inc., including Chief Chemist and Vice President-Operations.

     David A. McLaughlin, a Director of the Company since 1994, became Senior Vice President-Operations-Nutritionals in February 1994. He served as the Vice President-Operations of JMI's subsidiary, American Vitamin Company from May 1988 until that company's merger into JMI Phoenix in 1993. From April 1986 to May 1988, Mr. McLaughlin was the Vice President-Sales and Marketing of JMI Phoenix. Prior to that time, Mr. McLaughlin served as an independent consultant to a number of health food, chemical and pharmaceutical companies, including JMI Phoenix. From May 1978 to January 1982 he was a supervisor of packaging and processing for the Searle Consumer Products Division of G.D. Searle & Company, a chemical company.

     Edward A. Chod has been a Director since 1991. Mr. Chod is an officer and shareholder in the law firm of Greensfelder, Hemker & Gale, P.C. which he joined in 1978 and which has served as counsel to the Company since 1982.

     Stanley L. Lopata, a Director since 1988, is the President of Lopata Research and Development Corp. and has served in that capacity since 1988. Prior to 1988, Mr. Lopata was the Chairman of the Board of Directors and Chief Executive Officer of Carboline Corporation, a manufacturer of specialty paint and coating products, from 1960 through 1988. Mr. Lopata has been a director of Boatmen's Trust Company, a subsidiary of Boatmen's Bancshares, Inc., since 1983.

     Thomas F. Patton, Ph.D., a Director since 1995, is President of the St. Louis College of Pharmacy and has served in that capacity since June 1994.
From April 1993 until January 1994 and from January 1994 until May 1994, Dr. Patton served as Executive Director of Pharmaceutical Research and Development and as Vice President of Pharmaceutical Research and Development, respectively, at Dupont-Merck Pharmaceutical Co., a pharmaceutical company. From March 1990 through March 1993, Dr. Patton served as Director and Senior Director of Pharmaceutical Research and Development at Merck and Co., Inc., a pharmaceutical company. In 1993, Dr. Patton was President of the American Association of Pharmaceutical Scientists. Dr. Patton's 20 year career also includes tenures as Professor of Pharmaceutical Chemistry and Pharmacy Practice at the University of Kansas, Associate Director Control Development at the Upjohn Co., a pharmaceutical company, and Vice President of Operations at Oread Laboratories, Inc., a pharmaceutical company.

     L. John Polite, Jr., a Director since 1989, is Chairman of Peridot (New Jersey) Chemicals, Inc., and has served in that capacity since December 1989. He was the Chairman of the Board, President and Chief Executive Officer of Essex Chemical Corporation ("Essex") from April 1978 to October 1988 when Essex merged into Dow Chemical Company, a chemical company. Mr. Polite also serves as a director of Witco Corporation, a manufacturer and marketer of a wide range of specialty chemicals, petroleum products and engineered materials.

     Dennis M. Jones and Judith A. Jones are husband and wife. G. Andrew Franz is the son-in-law of Dennis M. and Judith A. Jones.

     Directors of the Company are elected by the Company's stockholders and hold office until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier resignation or removal. All executive officers are appointed by and serve at the discretion of the Board of Directors.

     No employee who is a director receives a director's fee for services rendered as a director. However, each non-employee director receives reimbursement for any expenses incurred in his capacity as a director of the Company and $2,500 per meeting of the Board of Directors attended by such non-employee director, subject to a minimum (as of December 31, 1995) of $5,000 per year. In addition, non-employee directors who are members of the Company's compensation committee receive $500 per meeting of the compensation committee attended by such non-employee directors. Finally, the present non-employee directors of the Company have been granted stock options pursuant to the Company's 1994 Formula Stock Option Plan for Non-Management Directors, as set forth in the table below:

                                       No. of Options      Per Share Exercise     Initial Exercise
       Name          Date of Grant       Granted(1)              Price(1)              Date           Expiration Date
-------------------  -------------  --------------------  --------------------  --------------------  ---------------
Stanley L. Lopata       6/1/94             7,500                         $7.00         6/1/94             6/1/99
L. John Polite, Jr.     6/1/94             7,500                         $7.00         6/1/94             6/1/99
Edward A. Chod          6/1/94             7,500                         $7.00         5/1/95             5/1/00
Thomas F. Patton        6/1/95             7,500                         $6.67         5/1/96             5/1/01

---------------
(1) Adjusted to reflect the three-for-two split effected in the form of a 50% stock dividend to be paid on March 1, 1996 to holders of record on February 23, 1996.

ITEM 11.  EXECUTIVE COMPENSATION

Compensation of Executive Officers

     Summary Compensation Table. The table below sets forth all compensation received in each of the three fiscal years ended December 31, 1993, 1994 and 1995 for services rendered in all capacities to the Company and its subsidiaries by the Chief Executive Officer and the other four (4) highest-compensated Executive Officers of the Company during the fiscal year ended December 31, 1995 (the "Named Executives").


                                              SUMMARY COMPENSATION TABLE

                                          Annual Compensation                    Long-Term
                             ----------------------------------------------     Compensation
                                                                                ------------
                                                                                    Awards
                                                                             --------------------
                                                                                 Securities
                                                           Other Annual       Underlying Options        All Other
Name and Principal Position  Year    Salary    Bonus     Compensation (1)           (#)                Compensation
---------------------------  -----  --------  -------  --------------------  --------------------  --------------------
Dennis M. Jones, Chairman    1995   $300,000  $75,000           0                     0                $17,401(2)
of the Board, Director and   1994    250,000   50,000           0                     0                 13,971(2)
President and Chief          1993    200,000   50,000           0                     0                 15,204(2)
Executive Officer


Judith A. Jones, Director,   1995   $150,000  $35,000           0                     0                 $9,719(3)
Executive Vice President,    1994    125,000   25,000           0                     0                 10,023(3)
Secretary and Treasurer      1993    100,000   25,000           0                     0                  8,920(3)


Michael T. Bramblett,        1995   $150,000  $35,000           0                     0                 $6,771(4)
Director and Executive       1994    125,000   25,000           0                     0                  5,990(4)
Vice President               1993    100,000   25,000           0                     0                  5,750(4)


G. Andrew  Franz, Director   1995   $120,000  $20,000           0                     0                 $5,125(4)
and Senior Vice President    1994     90,000   10,000           0                 37,500(5)              4,813(4)
- Operations -               1993     72,000    8,000           0                     0                  3,066(4)
Pharmaceuticals


David A. McLaughlin,         1995   $120,000  $20,000           0                     0                 $5,125(4)
Director and Senior Vice     1994     90,000   10,000           0                 37,500(5)              4,813(4)
President  - Operations -    1993     80,000   10,000           0                     0                  4,500(4)
Nutritionals

---------------
(1) None of the Named Executives received Other Annual Compensation which is required to be reported in this column.

(2) Consists of a Company contribution to a 401(k) plan ($9,240 in 1995, $6,264 in 1994 and $8,004 in 1993) and the dollar value of premiums paid by the Company for a split-dollar life insurance policy on Mr. Jones, of which $8,161, $7,707 and $7,200 constituted his entire economic benefit in the years 1995, 1994 and 1993, respectively.

(3) Consists of a Company contribution to a 401(k) plan ($6,771 in 1995, $7,239 in 1994 and $6,160 in 1993) and the dollar value of premiums paid by the Company for a split-dollar life insurance policy on Mrs. Jones, of which $2,948, $2,784 and $2,760 constituted her entire economic benefit in the years 1995, 1994 and 1993, respectively.

(4)  Consists of a Company contribution to a 401(k) plan.

(5) As adjusted to reflect the three-for-two stock split effected in the form of a 50% stock dividend to be paid on March 1, 1996 to holders of record on February 23, 1996.


     Stock Option/SAR Grants. The Company granted no stock options and no stock appreciation rights ("SARs") to the Named Executives during the fiscal year ended December 31, 1995.

     Aggregated Option Exercises in Last Fiscal Year and FY-end Option Values. The following table provides information with respect to the stock options exercised during the fiscal year ended December 31, 1995 and the value as of December 31, 1995 of unexercised in-the-money options held by the Named Executives. The value realized on the exercise of options is calculated using the difference between the option exercise price and the fair market value of the Company's stock on the date of the exercise. The value of unexercised in-the-money options at fiscal year end is calculated using the difference between the option exercise price and the fair market value of the Company's stock at fiscal year end, December 31, 1995. The Named Executives exercised no SARs during the fiscal year ended December 31, 1995 and held no SARs as of December 31, 1995. The information in the following table is adjusted to reflect the three-for-two stock split effected in the form of a 50% stock dividend, to be paid on March 1, 1996 to holders of record on February 23, 1996.


                                                                                 Value of
                                                      Number of             Unexercised In-the-
                        Shares                   Unexercised Options         Money Options at
                       Acquired      Value            at FY-End                   FY-end
                      on Exercise  Realized              (#)                        ($)
        Name              (#)         ($)     Exercisable/Unexercisable  Exercisable/Unexercisable
--------------------  -----------  ---------  -------------------------  -------------------------
Dennis M. Jones            0           0                 0/0                       N.A.
Judith A. Jones            0           0                 0/0                       N.A.
Michael T. Bramblett       0           0              150,000/0                 $2,087,500/0
G. Andrew Franz          6,000       $47,000        7,500/30,000               $80,625/322,500
David A. McLaughlin     60,000      $670,000        7,500/30,000               $80,625/322,500

     Cash or Deferred Profit-Sharing Plan and Trust. Effective as of January 1, 1987, the Company adopted a Cash or Deferred Profit-Sharing Plan and Trust known as JMI's Employee Retirement 401(k) Plan ("401(k) Plan"). The 401(k) Plan has been amended from time-to-time and was amended and restated as of January 1, 1995. The 401(k) Plan provides employees with a convenient way to save on a regular and long-term basis and encourages employees to make and continue careers with the Company. During 1995, the Company made matching contributions to the 401(k) Plan of $33,032 to the Named Executives.

     To become eligible to participate in the 401(k) Plan, an employee must have completed six months of service and have reached his or her eighteenth birthday ("Eligible Employee"). As of January 1, 1996, the Company had approximately 275 Eligible Employees, including the directors who are also Named Executives (Dennis M. Jones, Judith A. Jones, Michael T. Bramblett, G. Andrew Franz and David A. McLaughlin). Pursuant to the 401(k) Plan, an Eligible Employee who participates ("Participant") may direct that a portion of his or her compensation be contributed to the 401(k) Plan ("Elective Contributions"). The Company will contribute a matching amount determined by the Company each year (five percent in each of 1993, 1994 and 1995) of the Participant's compensation ("Company Contributions"). In addition to matching contributions, the Company may make a discretionary contribution which is allocated among Participants in proportion to compensation. The Participants are not allowed to make any voluntary contributions to the 401(k) Plan, other than their Elective Contributions. The Company Contributions are subject to a vesting schedule described below and may not be withdrawn from the 401(k) Plan until age 59 1/2, retirement, termination of employment, or other condition specified in the 401(k) Plan. In addition, Participants may withdraw their Elective Contributions to the 401(k) Plan at any time after they are made for reasons of hardship as described in the 401(k) Plan. Elective Contributions are always 100% vested. Company Contributions become vested according to the following schedule:


                              Years of        Percentage
                              Service           Vested
                            -----------        ----------
                                2............     20%

                                3............     40%

                                4............     60%

                                5............     80%

                                6............    100%


Forfeitures of discretionary Company Contributions will be allocated to the accounts of other Participants. Forfeitures of matching contributions are allocated in proportion to matching contributions.

     The 401(k) Plan Trustee may invest in investments as described in the 401(k) Plan, including stocks, bonds, notes and other property. Participants may not obtain loans from their accounts under any circumstances. Company Contributions have, at times, been invested in shares of the Company's Common Stock acquired in the open market. On February 15, 1996, the 401(k) Plan held 90,000 shares of Common Stock (as adjusted for the three-for-two stock split effected in the form of a 50% stock dividend to be paid March 1, 1996 to holders of record as of February 23, 1996).

     The Company is the 401(k) Plan Administrator and currently pays all expenses of the 401(k) Plan other than audit fees, which are paid by the 401(k) Plan. The Company has appointed Dennis M. Jones and Judith A. Jones as Trustees of the 401(k) Plan. The 401(k) Plan may be modified by the Board at any time, provided that no modification shall adversely affect the rights of the Participants or divert any of the trust fund to purposes other than the benefit of the Participants.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the record and beneficial ownership of the Common Stock of the Company on the indicated date (as adjusted to reflect the three-for-two stock split effected in the form of a 50% stock dividend to be paid on March 1, 1996 to holders of record on February 23, 1996) by (i) each director and Named Executive (as such term is defined in "Executive Compensation -- Summary Compensation Table", above) of the Company, (ii) all directors and executive officers of the Company as a group, and (iii) each shareholder owning of record or beneficially five percent (5%) or more of the outstanding Common Stock:


                                           BENEFICIAL OWNERSHIP AS OF FEBRUARY 15, 1996
Name and Address of Beneficial                                          Percentage of Shares
Owner(1)                            Shares Beneficially Owned(2)        Beneficially Owned(3)
----------------------------------  ----------------------------        ---------------------
Dennis M. Jones                                  2,781,840(4)(5)                19.4%
Chairman of the Board of
Directors and President

Judith A. Jones                                    680,625(4)(6)                 4.8%
Executive Vice President, Secretary,
Treasurer and Director


Michael T. Bramblett                               162,576(7)                    1.1%
Executive Vice President and
Director

G. Andrew Franz                                    325,183(8)                    2.3%
Senior Vice President - Operations -
Pharmaceuticals and
Director

David A. McLaughlin                                 82,500(9)                     *
Senior Vice President - Operations -
Nutritionals and
Director

Stanley Lopata                                     151,500(10)                    1.1%
Director
900 South Hanley Rd.
St. Louis, MO 63106                                                              1.1%

L. John Polite, Jr                                  25,500(11)                    *
Director
211 Oldwoods Rd.
Franklin Lakes, NJ 07417

Edward A. Chod                                      17,250(12)                    *
Director
10 South Broadway, Ste. 2000
St. Louis, MO 63102

Thomas F. Patton, Ph.D.                               0                           *
Director

All Directors and                                4,226,974                      29.3%
Executive Officers as a Group
(consisting of nine persons)

---------------
*  Less than one percent.

(1) Except as otherwise indicated, the officers and directors of the Company named in the above table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them and their respective addresses are 1945 Craig Road, St. Louis, Missouri 63146.

(2) Includes shares deemed owned as a result of options to purchase 96,000 shares which are presently or will become exercisable within 60 days of February 15, 1996.

(3)  The number of shares of Common Stock deemed outstanding as of February
     15, 1996 includes (i) 14,310,663 shares of Common Stock outstanding, (ii) an aggregate of 737 shares of Common Stock issuable upon conversion of all of the shares of the Company's Preferred Stock, Series A outstanding at February 15, 1996 (which conversion is presently in progress), and (iii) shares of Common Stock issuable pursuant to options held by the directors and executive officers that are currently exercisable or will become exercisable within 60 days of February 15, 1996 by the person or group in question.

(4) Excludes 90,000 shares owned by the Company's 401(k) Plan (of which Dennis and Judith Jones are co-trustees) and with respect to which Dennis and Judith Jones disclaim beneficial ownership.

(5) Only includes shares owned directly by Mr. Jones. Does not include 680,625 shares owned by his spouse, with respect to which he disclaims beneficial ownership.

(6) Only includes shares owned directly by Mrs. Jones. Does not include 2,781,840 shares owned by her spouse, with respect to which she disclaims beneficial ownership.

(7) Includes 83,250 shares owned directly by Mr. Bramblett, 2,400 by his IRA, 1,926 shares held by his spouse's IRA and with respect to which he disclaims beneficial ownership, and vested and unexercised options to purchase 75,000 shares of Common Stock pursuant to the Company's 1989 Incentive Stock Option Plan.

(8) Includes 114,007 shares owned directly by Mr. Franz, 154,110 shares owned by his spouse and with respect to which he disclaims beneficial ownership, 34,560 shares held by his spouse as custodian for his children and with respect to which he disclaims beneficial ownership, 15,006 shares held by his spouse as trustee for his children and with respect to which he disclaims beneficial ownership and vested and unexercised options to purchase 7,500 shares of common stock pursuant to the Company's 1989 Incentive Stock Option Plan.

(9) Includes 75,000 shares owned directly by Mr. McLaughlin and vested and unexercised options to purchase 7,500 shares of Common Stock pursuant to the Company's 1989 Incentive Stock Option Plan.

(10) Includes 109,500 shares owned directly by Mr. Lopata, 40,500 shares owned by Mr. Lopata through his spouse's revocable trust and with respect to which he disclaims beneficial ownership, and vested and unexercised options to purchase 1,500 shares of Common Stock pursuant to the Company's 1994 Formula Stock Option Plan for Non-Management Directors.

(11) Includes 22,500 shares owned directly by Mr. Polite and vested and unexercised options to purchase 3,000 shares of Common Stock pursuant to the Company's 1994 Formula Stock Option Plan for Non-Management Directors.

(12) Includes 15,750 shares owned directly by Mr. Chod and vested and unexercised options to purchase 1,500 shares of Common Stock pursuant to the Company's 1994 Formula Stock Option Plan for Non-Management Directors.

     Based upon filings with the Securities and Exchange Commission, the Company is advised that as of December 31, 1995, each of the following investment advisors held discretionary authority over accounts holding, in the aggregate, the indicated numbers of shares of the Common Stock (as adjusted to reflect the three-for-two stock split), in each case representing approximately 5% of the then outstanding shares of Common Stock (as adjusted to reflect the three-for-two stock split):


           Name & Address of Investment Advisor   Shares
           -------------------------------------  ------------------

           Nicholas Applegate Capital Management  715,350 shares
           600 West Broadway, 29th Floor
           San Diego, CA 92101

           Kennedy Capital Management             683,100 shares
           425 N. New Ballas Road, Suite 181
           St. Louis, MO 63141

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Edward A. Chod, director of the Company, is a principal in the law firm of Greensfelder, Hemker & Gale, P.C., which firm has served as counsel to the Company since 1982. The amount of legal fees paid by the Company to Greensfelder, Hemker & Gale, P.C. during the fiscal year ended December 31, 1995 did not exceed five percent (5%) of such firm's gross revenues for its applicable fiscal year.

                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. The consolidated financial statements filed as part of this report on Form 10-K are listed on the accompanying Index to Consolidated Financial Statements and Consolidated Financial Statement Schedule on page F-1.

     2. The consolidated financial statement schedule filed as part of this report on Form 10-K is listed on the accompanying Index to Consolidated Financial Statements and Consolidated Financial Statement Schedule on page F-1.

     3. Exhibits:


        (3.1) Restated Certificate of Incorporation of the Company dated
              June 21, 1988.

        (3.2) Certificate of Amendment of the Certificate of Incorporation of the Company dated May 14, 1990.

        (3.3) Certificate of Amendment of the Certificate of Incorporation of the Company dated May 30, 1991.

        (3.4) Certificate of Designation of Convertible Preferred Stock,
              Series A, as filed with the Secretary of State of Delaware on May 15, 1991, is incorporated by reference from Form 8-K dated May 29, 1991.

        (3.5) Amended By-Laws of the Company as of June 14, 1988.

        (3.6) Amendment to Section 3.02 of By-Laws of the Company as of April
              1, 1992.

       (10.1) The Company's 1989 Incentive Stock Option Plan.

       (10.2) The Company's Cash or Deferred Profit Sharing Plan and Trust amended and restated as of January 1, 1995 (to be filed by amendment).

       (10.3) Agreement and Plan of Reorganization dated as of December 27,
              1990, as Amended and Restated as of March 15, 1991, between the Company and GenTrac, Inc., is incorporated by reference from Form 8-K dated May 29, 1991.

       (10.4) Asset Purchase Agreement dated as of February 12, 1993, between the Company and Tsumura International, Inc., is incorporated by reference from Form 8-K dated February 18, 1993.

       (10.5) Stock Purchase Agreement dated as of March 22, 1993, among the
              Company and each of the stockholders of Bronson Pharmaceuticals, is incorporated by reference from Form 8-K dated April 7, 1993.

       (10.6) The Company's 1994 Incentive Stock Plan effective June 1, 1994, is incorporated by reference from the Company's Proxy Statement dated April 21, 1995 for the Annual Meeting of Stockholders held May
              15, 1995.

       (10.7) The Company's 1994 Formula Stock Option Plan for Non-Management
              Directors effective May 25, 1994, is incorporated by reference from the Company's Proxy Statement dated April 21, 1995 for the Annual Meeting of Stockholders held May 15, 1995.

       (10.8) Licensing Agreement dated August 31, 1995 between the Company and Eli Lilly & Company is incorporated by reference from Form 8-K dated September 15, 1995.

       (10.9) Manufacturing Agreement dated August 31, 1995 between the Company and Eli Lilly & Company, is incorporated by reference from Form 8-K dated September 15, 1996.

       (11.1) Statement re: computation of per share earnings.

       (21.1) Subsidiaries of the Registrant.

       (23.1) Consent of Ernst & Young LLP.

       (27.1) Financial Data Schedule.

(b) No reports on Form 8-K were filed by the Company during the last quarter of the period covered by this report.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     JONES MEDICAL INDUSTRIES, INC.


                                     By:   /s/ Dennis M. Jones
                                        -----------------------------------
                                           Dennis M. Jones, President

                                     Date: March 1, 1996
                                          ---------------------------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.


        SIGNATURES                  TITLE                  DATE
---------------------------  --------------------  --------------------

/s/ Dennis M. Jones          President, Chief      March 1, 1996
-------------------------    Executive Officer     --------------
Dennis M. Jones              and Director


/s/ Judith A. Jones          Principal Financial   March 1, 1996
-------------------------    and Accounting        --------------
Judith A. Jones              Officer, Executive
                             Vice President,
                             Secretary,
                             Treasurer and
                             Director

/s/ Michael T. Bramblett     Executive Vice        March 1, 1996
------------------------     President and         --------------
Michael T. Bramblett         Director

/s/ G. Andrew Franz          Senior Vice           March 1, 1996
--------------------------   President -
G. Andrew Franz              Operations -
                             Pharmaceuticals and
                             Director

/s/ David A. McLaughlin      Senior Vice           March 1, 1996
--------------------------   President -
David A. McLaughlin          Operations -
                             Nutritionals and
                             Director

/s/ Edward A. Chod           Director              March 1, 1996
--------------------------
Edward A. Chod

/s/ Stanley Lopata           Director              March 1, 1996
--------------------------
Stanley Lopata

/s/ L. John Polite, Jr.      Director              March 1, 1996
--------------------------
L. John Polite, Jr.

/s/ Thomas F. Patton, Ph.D.  Director              March 1, 1996
---------------------------
Thomas F. Patton, Ph.D.

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                 AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULE



                                                   Page
                                                   ----

Report of Ernst & Young LLP, independent auditors  F-2

Consolidated balance sheets as of December 31,     F-3
1994 and 1995

Consolidated statements of income for the years    F-4
ended December 31, 1993, 1994 and 1995

Consolidated statements of stockholders' equity    F-5
for the years ended December 31, 1993, 1994 and
1995

Consolidated statements of cash flows for the      F-6
years ended December 31, 1993, 1994 and 1995

Notes to consolidated financial statements         F-7

Consolidated schedule for the years ended
December 31, 1993, 1994 and 1995:

     II.  Valuation and qualifying accounts        F-16

     All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

                        REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholders
Jones Medical Industries, Inc.


        We have audited the accompanying consolidated balance sheets of Jones Medical Industries, Inc. as of December 31, 1995 and 1994, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

        We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Jones Medical Industries, Inc. at December 31, 1995 and 1994, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        As discussed in Note 10 to the consolidated financial statements, in 1993, the Company changed its method of accounting for income taxes.

                                                ERNST & YOUNG LLP

St. Louis, Missouri
February 12, 1996, except for
Note 16 as to which
the date is February 26, 1996

                         JONES MEDICAL INDUSTRIES, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                             DECEMBER 31,
                                                                      --------------------------
                                                                         1994           1995
                                                                      -----------    -----------
ASSETS
Current assets:
  Cash and cash equivalents........................................   $ 7,031,765    $ 5,410,601
  Accounts receivable, less allowance for doubtful accounts of
     $64,794 in 1994 and $128,712 in 1995..........................     4,242,356      7,132,458
  Inventories......................................................     8,320,590     10,746,630
  Deferred income taxes............................................       652,805        933,790
  Other............................................................       545,843        788,670
                                                                      -----------    -----------
     Total current assets..........................................    20,793,359     25,012,149
Intangible assets:
  Customer lists...................................................     6,084,967      6,084,967
  Distribution systems, trademarks and licenses....................    11,836,110     24,336,110
  Restrictive covenants and other intangibles......................     2,208,710      3,142,328
  Goodwill.........................................................     4,636,813      4,255,298
                                                                      -----------    -----------
                                                                       24,766,600     37,818,703
  Less accumulated amortization....................................     4,092,394      4,883,538
                                                                      -----------    -----------
Net intangible assets..............................................    20,674,206     32,935,165
Net property, plant and equipment..................................    12,603,165     15,442,617
Other assets.......................................................       856,554      1,306,712
                                                                      -----------    -----------
     Total assets..................................................   $54,927,284    $74,696,643
                                                                      ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses............................   $ 3,639,966    $ 4,775,141
  Current portion of long-term debt................................     1,611,246      5,633,330
  Income taxes payable.............................................       292,774        871,401
  Dividends payable................................................       234,758        283,605
                                                                      -----------    -----------
     Total current liabilities.....................................     5,778,744     11,563,477
Long-term debt.....................................................     3,799,978      9,124,986
Deferred income taxes..............................................     3,858,198      4,118,046
Stockholders' equity:
  Preferred Stock, $0.01 par value, 1,000,000 shares authorized,
     99,919 shares issued and outstanding in 1994 and 1,056 in 1995
     ($2,248,000 aggregate liquidation preference in 1994 and
     $24,000 in 1995)..............................................           999             10
  Common Stock, $0.04 par value; 30,000,000 shares authorized,
     13,846,519 shares issued and outstanding in 1994 and
     14,178,129 in 1995............................................       553,862        567,126
  Contributed capital (including effects of unearned compensation
     and related amortization).....................................    19,454,811     19,544,584
  Retained earnings................................................    21,480,692     29,778,414
                                                                      -----------    -----------
     Total stockholders' equity....................................    41,490,364     49,890,134
                                                                      -----------    -----------
     Total liabilities and stockholders' equity....................   $54,927,284    $74,696,643
                                                                      ===========    ===========

                            See accompanying notes.

                         JONES MEDICAL INDUSTRIES, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                 YEARS ENDED DECEMBER 31,
                                                         -----------------------------------------
                                                            1993           1994           1995
                                                         -----------    -----------    -----------
Sales..................................................  $43,215,498    $47,548,803    $56,397,095
Cost of sales..........................................   21,909,428     24,685,826     27,165,896
                                                         -----------    -----------    -----------
Gross profit...........................................   21,306,070     22,862,977     29,231,199
Selling, general and administrative expenses:
  Selling..............................................    6,436,103      8,043,229      8,430,912
  General and administrative...........................    3,372,050      3,990,735      4,044,562
  Research and development.............................      377,304        100,683             --
  Amortization.........................................    1,128,703      1,362,936      1,429,804
                                                         -----------    -----------    -----------
Total selling, general and administrative expenses.....   11,314,160     13,497,583     13,905,278
                                                         -----------    -----------    -----------
Operating income.......................................    9,991,910      9,365,394     15,325,921
Other income (expense):
  Interest income......................................      189,249        101,255        172,709
  Interest expense.....................................     (354,187)      (516,274)      (452,097)
  Miscellaneous........................................      120,841         88,132       (121,229)
                                                         -----------    -----------    -----------
Income before income taxes and cumulative effect of
  change in accounting principle.......................    9,947,813      9,038,507     14,925,304
Provision for income taxes.............................    3,744,000      3,299,000      5,597,000
                                                         -----------    -----------    -----------
Net income before cumulative effect of change in
  accounting principle.................................    6,203,813      5,739,507      9,328,304
Cumulative effect of change in accounting principle....      207,100             --             --
                                                         -----------    -----------    -----------
Net income.............................................  $ 6,410,913    $ 5,739,507    $ 9,328,304
                                                         ===========    ===========    ===========
Earnings per common and common equivalent share before
  cumulative effect of change in accounting
  principle............................................        $0.44          $0.40          $0.64
Cumulative effect of change in accounting principle....         0.01             --             --
                                                               -----          -----          -----
Earnings per common and common equivalent share........        $0.45          $0.40          $0.64
                                                               =====          =====          =====

                            See accompanying notes.

                         JONES MEDICAL INDUSTRIES, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                 YEARS ENDED DECEMBER 31, 1993, 1994, AND 1995

                                     NUMBER OF SHARES
                                  ----------------------   PREFERRED    COMMON    CONTRIBUTED    RETAINED
                                  PREFERRED     COMMON       STOCK      STOCK       CAPITAL      EARNINGS        TOTAL
                                  ---------   ----------   ---------   --------   -----------   -----------   -----------
Balance at December 31, 1992.....  241,200      8,817,766    $ 2,412    $352,710   $18,662,385   $11,103,359   $30,120,866
  Three-for-two Common Stock
    split declared February 7,
    1996.........................       --      4,408,883         --     176,356      (176,356)           --            --
  Exercise of stock options......       --        152,891         --       6,116       402,154            --       408,270
  Restricted stock:
    Amortization of unearned
      compensation...............       --             --         --          --       132,500            --       132,500
  Conversion of Preferred
    Stock........................  (18,494)        48,519       (185)      1,941        (1,756)           --            --
  Net income.....................       --             --         --          --            --     6,410,913     6,410,913
  Cash dividend declared --
    Common Stock ($0.06 per
    share).......................       --             --         --          --            --      (799,218)     (799,218)
  Cash dividend declared --
    Preferred Stock ($0.16 per
    share).......................       --             --         --          --            --       (37,221)      (37,221)
                                   -------     ----------    -------    --------   -----------   -----------   -----------
Balance at December 31, 1993.....  222,706     13,428,059      2,227     537,123    19,018,927    16,677,833    36,236,110
  Exercise of stock options......       --         96,150         --       3,846       417,079            --       420,925
  Restricted stock:
    Amortization of unearned
      compensation...............       --             --         --          --        30,470            --        30,470
  Conversion of Preferred
    Stock........................ (122,787)       322,310     (1,228)     12,893       (11,665)           --            --
  Net income.....................       --             --         --          --            --     5,739,507     5,739,507
  Cash dividend declared --
    Common Stock ($0.06 2/3 per
    share).......................       --             --         --          --            --      (911,718)     (911,718)
  Cash dividend declared --
    Preferred Stock ($0.16 per
    share).......................       --             --         --          --            --       (24,930)      (24,930)
                                   -------     ----------    -------    --------   -----------   -----------   -----------
Balance at December 31, 1994.....   99,919     13,846,519        999     553,862    19,454,811    21,480,692    41,490,364
  Exercise of stock options......       --        187,710         --       7,508       436,947            --       444,455
  Restricted stock:
    Amortization of unearned
      compensation...............       --             --         --          --        29,544            --        29,544
  Conversion of Preferred
    Stock........................  (54,859)       143,900       (549)      5,756        (5,207)           --            --
  Return of escrowed Preferred
    Stock........................  (44,004)            --       (440)                 (380,837)           --      (381,277)
  Escrowed preferred dividend....       --             --         --          --         9,326            --         9,326
  Net income.....................       --             --         --          --            --     9,328,304     9,328,304
  Cash dividend declared --
    Common Stock ($0.07 1/3 per
    share).......................       --             --         --          --            --    (1,026,400)   (1,026,400)
  Cash dividend declared --
    Preferred Stock ($0.16 per
    share).......................       --             --         --          --            --        (4,182)       (4,182)
                                   -------     ----------    -------    --------   -----------   -----------   -----------
Balance at December 31, 1995.....    1,056     14,178,129    $    10    $567,126   $19,544,584   $29,778,414   $49,890,134
                                   =======     ==========    =======    ========   ===========   ===========   ===========

                            See accompanying notes.

                         JONES MEDICAL INDUSTRIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                YEARS ENDED DECEMBER 31,
                                                       -------------------------------------------
                                                           1993           1994            1995
                                                       ------------    -----------    ------------
OPERATING ACTIVITIES
Net income..........................................   $  6,410,913    $ 5,739,507    $  9,328,304
Noncash adjustments:
  Cumulative effect of change in accounting
     principle......................................       (207,100)            --              --
  Depreciation......................................        652,020        797,867         967,265
  Amortization......................................      1,128,703      1,362,936       1,429,804
  Provision for uncollectibles......................         41,582          7,212          63,918
  Deferred income taxes.............................        (18,075)      (109,156)        (21,136)
  (Gain)/loss on sale of assets.....................             --         (1,471)        126,060
  Change in assets and liabilities, net of effects
     from acquisitions:
       Accounts receivable..........................     (1,282,425)       783,610      (2,954,020)
       Inventories..................................     (3,632,610)     1,549,648      (2,426,040)
       Other assets.................................       (499,164)       278,391        (692,985)
       Accounts payable and accrued expenses........       (977,097)      (261,227)      1,135,175
       Income taxes payable.........................       (526,089)       242,023         578,627
                                                       ------------    -----------    ------------
          Net cash from operating activities........      1,090,658     10,389,340       7,534,972
                                                       ------------    -----------    ------------
INVESTING ACTIVITIES
Maturity (purchases) of certificates of deposit and
  U.S. government obligations.......................       (224,565)     1,247,489              --
Sales of marketable equity securities...............        108,755          3,515              --
Additions to property, plant and equipment..........     (4,946,251)    (3,178,365)     (4,657,596)
Proceeds from sale of assets........................             --        268,938         766,108
Purchases of intangible assets in product line
  acquisitions......................................     (3,542,463)            --     (14,072,278)
Purchase of Bronson Pharmaceuticals, Inc., net of
  cash acquired.....................................     (8,183,542)            --              --
                                                       ------------    -----------    ------------
       Net cash used for investing..................    (16,788,066)    (1,658,423)    (17,963,766)
                                                       ------------    -----------    ------------
FINANCING ACTIVITIES
Proceeds from long-term debt........................      8,000,000             --      14,000,000
Repayment of long-term debt.........................     (1,500,006)    (2,134,295)     (4,652,908)
Payments of cash dividends..........................       (789,749)      (934,495)       (983,917)
Proceeds from exercise of stock options.............        408,270        420,925         444,455
                                                       ------------    -----------    ------------
       Net cash from (used for) financing...........      6,118,515     (2,647,865)      8,807,630
                                                       ------------    -----------    ------------
Increase (decrease) in cash and cash equivalents....     (9,578,893)     6,083,052      (1,621,164)
Cash and cash equivalents, beginning of year........     10,527,606        948,713       7,031,765
                                                       ------------    -----------    ------------
       Cash and cash equivalents, end of year.......   $    948,713    $ 7,031,765    $  5,410,601
                                                       ============    ===========    ============

                            See accompanying notes.

                         JONES MEDICAL INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1995

1. NATURE OF OPERATIONS AND CUSTOMER CONCENTRATION

     The Company is engaged in the manufacturing, marketing, and sale of pharmaceuticals and nutritional supplements. The Company's principal customers include consumers, retail pharmacies, hospitals (through wholesale drug distributors), physicians, and the United States government, of which sales to the United States government totaled approximately $4,600,000, $4,500,000, and $3,250,000 in 1993, 1994, and 1995, respectively. No one customer accounted for more than 10% of the Company's consolidated sales in 1993, 1994, or 1995. The Company's most significant product line is a topical hemostat with sales totaling approximately $13,126,000, $12,681,000, and $14,573,000 in 1993, 1994,
and 1995, respectively. The Company's only source of supply for this product line is from GenTrac, Inc. ("GenTrac"), a wholly-owned subsidiary of the Company.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Jones Medical Industries, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

CASH AND CASH EQUIVALENTS

     Cash equivalents in short-term money market accounts and other investments with original maturities of less than three months are stated at cost plus accrued interest and are considered to be cash equivalents.

INVENTORIES

     Inventories are valued at the lower of cost or market with cost determined on the first-in, first-out basis.

PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment is recorded at cost. Depreciation is computed by the straight-line method over the useful life of the assets as follows:

                                                                             ESTIMATED
                                 ASSET CATEGORY                             USEFUL LIFE
        -----------------------------------------------------------------   -----------
        Buildings and improvements.......................................   15-40 years
        Equipment and furniture..........................................    5-10 years
        Automobiles......................................................       5 years

INTANGIBLE ASSETS

     The cost of product line or business acquisitions is allocated first to identifiable assets and liabilities based on estimated fair values. The excess of cost over identifiable assets and liabilities is

                         JONES MEDICAL INDUSTRIES, INC.

recorded as goodwill. Amortization is provided using the straight-line method over the estimated useful life of the assets as follows:

                                                                            ESTIMATED
                                 ASSET CATEGORY                            USEFUL LIFE
        -----------------------------------------------------------------  -----------
        Customer lists...................................................   20 years
        Distribution systems, trademarks, and licenses...................  5-30 years
        Restrictive covenants and other intangibles......................  5-10 years
        Goodwill.........................................................  25-40 years

     The Company continually reevaluates the propriety of the carrying amount of goodwill and other intangibles as well as the related amortization period to determine whether current events and circumstances warrant adjustments to the carrying values and/or revised estimates of useful lives. This evaluation is based on the Company's projection of the undiscounted operating income before depreciation, amortization, and interest over the remaining lives of the amortization periods of related goodwill and intangible assets. The projections are based on the historical trend line of actual results since the commencement of operations and adjusted for expected changes in operating results. To the extent such projections indicate that the undiscounted operating income (as defined above) is not expected to be adequate to recover the carrying amounts of related intangibles, such carrying amounts are written down by charges to expense in amounts equal to the excess of the carrying amount of intangible assets over the respective fair values. At this time, the Company believes that no significant impairment of the goodwill and other intangibles has occurred and that no reduction of the estimated useful lives is warranted.

REVENUE RECOGNITION

     Sales are reported net of returns during the period in which product is shipped. These sales are subsequently adjusted for reserves incurred due to volume or other contractual discounts on certain pharmaceuticals under contracts with hospitals and hospital buying groups. At December 31, 1995 and 1994, the Company maintained a reserve of $1,500,000 and $1,050,000, respectively, for such anticipated discounts.

EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE

     Earnings per common and common equivalent share are based on the weighted average number of shares of Common Stock and Common Stock equivalents outstanding during each year (14,256,640 in 1993, 14,391,084 in 1994, and 14,589,150 in 1995) after giving retroactive effect to a three-for-two stock split declared February 7, 1996. The computation assumes that outstanding stock options were exercised and the proceeds used to purchase common shares. Outstanding Preferred Stock was assumed to have been converted to Common Stock at the issuance date.

STOCK OPTIONS

     The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," (APB 25) and related interpretations in accounting for its employee stock options because the alternative fair value accounting provided under FASB Statement No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's incentive stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     In connection with various nonqualified stock option plans, certain options have been granted at exercise prices below the fair market value of the Common Stock at the grant date. Differences

                         JONES MEDICAL INDUSTRIES, INC.

between the option prices and fair market values at the dates of grant are charged to compensation expense ratably over the future service vesting periods.

DIRECT-RESPONSE ADVERTISING

     Costs associated with the production of the Company's direct-response mail order catalog are capitalized and amortized over the expected period of future benefit, which typically does not extend beyond six months. At December 31, 1994 and 1995, approximately $181,000 and $392,000, respectively, of capitalized catalog costs are included in the accompanying balance sheets. Advertising expense associated with the catalog in 1993, 1994, and 1995 totalled $584,000, $902,000, and $1,223,000, respectively.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RECLASSIFICATIONS

     Certain reclassifications have been made to the 1993 and 1994 financial statements to conform to the 1995 presentation.

3. COMMON STOCK SPLIT

     On February 7, 1996, the Board of Directors declared a three-for-two stock split effected in the form of a stock dividend to be paid on March 1, 1996 to holders of record on February 23, 1996. The financial statements, including stock option, share, per share data, and market prices, have been retroactively adjusted to reflect the split.

4. ACQUISITIONS

  Brevital

     On August 31, 1995, the Company entered into a perpetual licensing agreement with Eli Lilly & Company ("Lilly") for the exclusive United States marketing rights to the Brevital product line. The purchase price of approximately $14.0 million was financed with bank debt of $7.0 million and Lilly financing of $7.0 million. Approximately $13.0 million was allocated to the perpetual license with an amortizable life of 30 years, and $1.0 million was allocated to a restrictive covenant with an amortizable life of 10 years.

  Bronson Pharmaceuticals

     On March 24, 1993, the Company acquired the outstanding stock of Bronson Pharmaceuticals ("Bronson"), a California subchapter S corporation. The cost of the acquisition of $10,500,000 has been recorded using the purchase method of accounting, and the results of Bronson's operations, since the date of acquisition, have been included in the Company's consolidated financial statements. The excess of the purchase price over the estimated fair market value of the net assets acquired of approximately $2,700,000 is being amortized over 40 years using the straight-line method.

     The following summarized unaudited pro forma results of operations for the year ended December 31, 1993 assume the acquisition occurred as of the beginning of the respective period. The pro forma results have been prepared for comparative purposes only and do not purport to be

                         JONES MEDICAL INDUSTRIES, INC.

indicative of the results of operations which actually would have resulted had the acquisition occurred on the date indicated, or which may result in the future.

                                                                                   PRO FORMA
                                                                                     1993
                                                                                  -----------
                                                                                  (UNAUDITED)
Year Ended December 31
  Sales........................................................................   $46,717,000
  Net income before cumulative effect of change in accounting principle........   $ 6,178,000
  Earnings per share before cumulative effect of change in accounting
     principle.................................................................   $      0.44
  Net income...................................................................   $ 6,386,000
  Earnings per share...........................................................   $      0.45

  Derma System Professional Skin Care

     On February 12, 1993, the Company acquired the Derma System Professional Skin Care product line for approximately $3,500,000 which was paid in cash. The entire purchase price was allocated to intangible assets, the majority of which are being amortized over a useful life of 20 years.

5. SUPPLEMENTAL CASH FLOW INFORMATION

     The Company paid the following amounts for interest and income taxes:

                                                         1993          1994          1995
                                                      ----------    ----------    ----------
        Interest...................................   $  367,812    $  503,524    $  299,116
        Income taxes...............................   $4,230,000    $3,150,000    $5,087,945

6. INVENTORIES

     Inventories at December 31, 1994 and 1995 are comprised of the following:

                                                                   1994          1995
                                                                ----------    -----------
        Raw materials........................................   $3,372,142    $ 4,870,595
        Work-in-process......................................    1,030,297      1,099,582
        Finished goods.......................................    3,918,151      4,776,453
                                                                ----------    -----------
        Total inventories....................................   $8,320,590    $10,746,630
                                                                ==========    ===========

7. PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment at December 31, 1994 and 1995 are as follows:

                                                                  1994           1995
                                                               -----------    -----------
        Land................................................   $ 2,178,398    $ 2,158,144
        Buildings and improvements..........................     7,216,650      8,558,253
        Equipment and furniture.............................     5,258,169      7,409,091
        Leasehold improvements..............................        63,964             --
        Automobiles.........................................       303,689        381,984
                                                               -----------    -----------
                                                                15,020,870     18,507,472
        Less accumulated depreciation.......................     2,417,705      3,064,855
                                                               -----------    -----------
        Net property, plant and equipment...................   $12,603,165    $15,442,617
                                                               ===========    ===========

                         JONES MEDICAL INDUSTRIES, INC.

8. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses at December 31, 1994 and 1995 are comprised of the following:

                                                                           1994          1995
                                                                        ----------    ----------
Trade payables.......................................................   $1,294,968    $1,071,840
Sales discounts......................................................    1,050,000     1,500,000
Compensation.........................................................      395,797       635,320
Taxes other than income..............................................      138,307       114,137
Interest.............................................................       24,000       175,285
Royalties............................................................      109,483       174,276
Health insurance claims..............................................      201,083       198,060
Property and equipment purchases.....................................      139,406       203,762
Catalog expenses.....................................................        1,066       163,418
Other................................................................      285,856       539,043
                                                                        ----------    ----------
Total accounts payable and accrued expenses..........................   $3,639,966    $4,775,141
                                                                        ==========    ==========

9. LONG-TERM DEBT

     Long-term debt at December 31, 1994 and 1995 consists of the following:

                                                                          1994          1995
                                                                       ----------    -----------
Note payable to bank at bank base rate (8.5% at December 31, 1994), secured by all corporate assets, payable $133,334 monthly plus
  interest; final payment due July 1998.............................   $5,399,986    $        --
Note payable to bank at .5% below bank base rate (8.25% at December
  31, 1995), secured by all corporate assets, payable $136,111
  monthly plus interest; final payment due September 2000...........           --      7,758,316
Note payable to Lilly at 7%; payable in installments of $4,000,000
  in August 1996 and $3,000,000 in August 1997......................           --      7,000,000
Note payable to former shareholder at 5.49% interest; due on
  demand............................................................       11,238             --
                                                                       ----------    -----------
                                                                        5,411,224     14,758,316
Less current maturities.............................................    1,611,246      5,633,330
                                                                       ----------    -----------
Total long-term debt................................................   $3,799,978    $ 9,124,986
                                                                       ==========    ===========

     Approximately $1,167,000 of the $5,399,986 of long-term debt outstanding at December 31, 1994 was refinanced in connection with the 1995 bank note payable.

     Maturities of long-term debt at December 31, 1995 are as follows:

        1996.............................................................   $ 5,633,330
        1997.............................................................     4,633,330
        1998.............................................................     1,633,330
        1999.............................................................     1,633,330
        2000.............................................................     1,224,996
                                                                            -----------
                                                                            $14,758,316
                                                                            ===========

                         JONES MEDICAL INDUSTRIES, INC.

     On March 16, 1995, the Company increased its available borrowings under the March 16, 1993 credit arrangement from $2.0 million to $4.0 million. Interest on outstanding borrowings is based on the bank base rate and is payable monthly. Borrowings on the line of credit are secured by substantially all of the assets of the Company. There were no borrowings under the line of credit agreement in 1994 and 1995.

     The bank credit agreement including the note payable to bank and the line of credit arrangement contain certain restrictive provisions including maintaining a maximum tangible net worth ratio, maintaining a minimum current ratio, obtaining prior approval of acquisition financings in excess of $3.0 million and limiting the amount of additional borrowings. The Company will be in default under its revolving credit and borrowing lines if (i) Dennis Jones ceases to be the Company's Chairman of the Board and Chief Executive Officer, or
(ii) Dennis Jones and Judith Jones, collectively, own less than 15% of the outstanding shares of Common Stock of the Company, or (iii) a third party acquires 50% or more of the shares of the Company's capital stock without the lender's prior approval.

10. INCOME TAXES

     Effective January 1, 1993, the Company changed its method of accounting for income taxes from the deferred method to the liability method required by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The cumulative effect of adopting Statement No. 109 as of January 1, 1993 was to increase net income by $207,100.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, 1995 and 1994 are as follows:

                                                                    1994          1995
                                                                 ----------    ----------
        Deferred tax liabilities:
          Depreciation and amortization.......................   $3,858,198    $4,118,047
        Deferred tax assets:
          Accrued sales discounts.............................      388,500       561,135
          Deferred compensation on stock options..............       85,020        85,870
          Unicap adjustment on inventory......................       95,720       143,914
          Allowance for doubtful accounts.....................       23,974        48,184
          Other...............................................       59,591        94,687
                                                                 ----------    ----------
                                                                    652,805       933,790
                                                                 ----------    ----------
        Net deferred tax liabilities..........................   $3,205,393    $3,184,257
                                                                 ==========    ==========

     Significant components of the provision for income taxes are as follows:

                                                         1993          1994          1995
                                                      ----------    ----------    ----------
        Current:
          Federal..................................   $3,311,000    $3,120,000    $5,094,000
          State....................................      393,000       288,000       524,000
                                                      ----------    ----------    ----------
             Total current.........................    3,704,000     3,408,000     5,618,000
                                                      ----------    ----------    ----------
        Deferred:
          Federal..................................       36,000       (98,000)      (18,900)
          State....................................        4,000       (11,000)       (2,100)
                                                      ----------    ----------    ----------
             Total deferred........................       40,000      (109,000)      (21,000)
                                                      ----------    ----------    ----------
        Total provision for income taxes...........   $3,744,000    $3,299,000    $5,597,000
                                                      ==========    ==========    ==========

                         JONES MEDICAL INDUSTRIES, INC.

     A reconciliation of the difference between the United States federal statutory tax rates and the effective income tax rate as a percentage of net income before cumulative effect of change in accounting principle is as follows:

                                                                      1993    1994    1995
                                                                      ----    ----    ----
        United States federal statutory tax rate...................   34.0%   34.0%   35.0%
        State income taxes, net of federal tax benefit.............    4.0     3.1     2.5
        Other, net.................................................    (.4)    (.6)    --
                                                                      ----    ----    ----
                                                                      37.6%   36.5%   37.5%
                                                                      ====    ====    ====

11.  PREFERRED STOCK

     The Company's Convertible Cumulative Preferred Stock, Series A, bears dividends at an annual dividend rate of $0.16 per share. Each preferred share has voting rights equal to one share of Common Stock and is convertible into
1.75 shares (2.625 shares after giving retroactive effect to the three-for-two stock split declared February 7, 1996) of the Company's Common Stock.

     During 1995, the Company reached a settlement regarding a portion of the contingent purchase price payable to the former stockholders of GenTrac. In connection with the settlement, 44,004 shares of the Company's Preferred Stock held in an escrow account, pending final dispute resolution, were released from escrow and returned to the Company. These shares of Preferred Stock with an original cost of $381,277 have been canceled by the Company. The accompanying 1995 financial statements reflect the resulting $381,277 reduction of goodwill associated with the contingent purchase price and reduction in Preferred Stock.

12.  STOCK OPTION PLANS

     The Company has various incentive stock option ("ISO") plans for executives and employees. In connection with the ISO plans, options to purchase Common Stock are granted at option prices not less than the fair market values of the Common Stock at the time the options are granted and vest ratably over a five-year period from the grant dates. At December 31, 1995, options for 170,499 shares of Common Stock are available for future grant. There were 479,850 options granted but unexercised under the ISO plans at December 31, 1995, of which 55,500 were exercised subsequent to December 31, 1995.

     In addition, the Company has various nonqualified stock option ("NSO") plans for certain officers and independent directors. Certain of these options offer exercise prices below the fair market value of the Common Stock at the date of grant. In accordance with APB 25, differences between the option prices and the fair market values at the dates of grant have been accrued ratably over the five-year vesting periods. Total compensation expense in 1993, 1994, and 1995 related to the NSO plans was $67,000, $122,000, and $123,500, respectively. At December 31, 1995, there were 103,500 options granted but unexercised under the NSO plans, of which 75,000 shares were exercised subsequent to December 31, 1995.

                         JONES MEDICAL INDUSTRIES, INC.

     Option activity for 1993, 1994, and 1995 was as follows:

                                                             1993        1994        1995
                                                           --------    --------    --------
        Outstanding options, January 1..................    756,000     723,000     648,810
          Exercised.....................................   (153,000)    (96,150)   (187,710)
          Granted.......................................    163,500     131,250     129,750
          Cancelled.....................................    (43,500)   (109,290)     (7,500)
                                                           --------    --------    --------
        Outstanding options, December 31................    723,000     648,810     583,350
                                                           ========    ========    ========
        Weighted average price of options exercised.....      $3.78       $2.99       $2.37
                                                              =====       =====       =====
        Weighted average price of options granted.......      $6.91       $5.60       $5.50
                                                              =====       =====       =====
        Weighted average price of options cancelled.....      $2.41       $8.06       $4.27
                                                              =====       =====       =====

     Outstanding options at December 31, 1995 are exercisable as follows:

                                                                 WEIGHTED
                                                                 AVERAGE
                                                     NUMBER OF    OPTION       RANGE OF
                                                      SHARES      PRICE      OPTION PRICE
                                                     ---------   --------   --------------
        1995.......................................   329,400     $ 3.31    $0.33 - $8.50
        1996.......................................    61,650     $ 4.89    $3.50 - $10.00
        1997.......................................    51,900     $ 5.07    $3.50 - $10.00
        1998.......................................    55,800     $ 5.12    $3.50 - $10.00
        1999.......................................    49,200     $ 5.55    $4.33 - $10.00
        2000.......................................    35,400     $ 5.70    $4.33 - $10.00
                                                      -------     ------
                                                      583,350     $ 4.14
                                                      =======     ======

     Subsequent to December 31, 1995, options to purchase 70,500 shares of Common Stock were granted to certain employees of the Company under the ISO plan. The option price of $16 per share represents the fair market value of the stock on the date the options were granted. The options vest over periods of five to seven years from the grant date.

     In addition, subsequent to December 31, 1995, options to purchase 450,000 shares of Common Stock were granted to certain officers of the Company under time accelerated stock option agreements pursuant the Company's 1994 Incentive Stock Plan. The option price of $16 per share represents the fair market value of the stock on the date the options were granted. The options become exercisable at the end of eight years from the grant date; however, the options may become exercisable if certain targeted Common Stock prices are attained as follows: $20 for the 1997 installment, $26.67 for the 1998 installment, $32 for the 1999 installment, $40 for the 2000 installment, and $50 for the 2001 installment.

13. EMPLOYEE BENEFIT PLAN

     The Company has a defined contribution plan covering substantially all employees. The plan provides the Company match 100 percent of the employee voluntary contributions up to a maximum matching contribution of 5 percent of the employee's compensation. Company contributions in 1993, 1994, and 1995 were approximately $172,000, $184,000, and $204,000, respectively.

                         JONES MEDICAL INDUSTRIES, INC.

14. CONTINGENCIES AND COMMITMENTS

     The Company currently carries product liability coverage of $10,000,000 per occurrence and $10,000,000 in the aggregate on a "claims made" basis. There is no assurance that the Company's present insurance will cover any potential claims that may be asserted in the future. In addition, the Company is subject to legal proceedings and claims which arise in the ordinary course of its business.

     Under development and distribution agreements between GenTrac and Johnson & Johnson entered into prior to the Company's acquisition of GenTrac, Johnson & Johnson acquired certain rights to new thrombin products and thrombin product improvements developed by GenTrac. Johnson & Johnson has notified the Company that it believes that it is entitled to exclusive distribution rights for Thrombin-JMI and a liquid thrombin product for which FDA approval is currently pending. Although the Company strongly disagrees with and will vigorously contest such claims by Johnson & Johnson, any resolution of the claims in favor of Johnson & Johnson could have a materially adverse effect upon the Company's business, financial condition and results of operations.

     The Company currently relies on Lilly for the manufacture of Brevital. The Company has entered into a 10-year manufacturing agreement with Lilly, which may be terminated by Lilly at any time after the first five years by giving at least five years notice to the Company prior to ceasing the manufacture of Brevital. In the event of such termination, Lilly must use reasonable efforts to assist the Company in obtaining all the necessary licenses and approvals to enable the Company or an alternative manufacturer to manufacture Brevital. Lilly is the sole manufacturer of Brevital and any alternative manufacturer would require regulatory change-in-site qualification to manufacture the product. In the event of any interruption in the supply of Brevital from Lilly due to regulatory or other causes, there can be no assurance that the Company could make alternative manufacturing arrangements on a timely basis, if at all. Such an interruption would have a material adverse effect on the Company's business, financial condition and results of operations.

     In connection with certain product line acquisitions, the Company is obligated to pay royalties of up to 10 percent of certain product sales through 2005. Total royalty expense in 1993, 1994, and 1995 was approximately $621,000, $636,000, and $593,000, respectively.

15. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                FIRST         SECOND          THIRD         FOURTH
                                             -----------    -----------    -----------    -----------
       1994
Net sales.................................   $12,141,904    $11,584,608    $12,155,518    $11,666,773
Gross profit..............................   $ 5,944,623    $ 5,700,097    $ 6,176,024    $ 5,155,895
Net income................................   $ 1,604,346    $ 1,206,894    $ 1,602,273    $ 1,325,994
Earnings per share *......................   $      0.11    $      0.09    $      0.11    $      0.09
Stock prices: *
  High....................................   $   10 5/16    $     8 1/2    $    7 3/16    $    6 1/16
  Low.....................................   $     7 3/4    $   6 11/16    $    4 5/16    $     4 1/4
       1995
Net sales.................................   $11,458,547    $13,282,184    $15,250,201    $16,406,163
Gross profit..............................   $ 6,191,053    $ 6,706,930    $ 7,923,992    $ 8,409,224
Net income................................   $ 2,046,258    $ 2,127,714    $ 2,337,553    $ 2,816,779
Earnings per share *......................   $      0.14    $      0.15    $      0.16    $      0.19
Stock prices: *
High......................................   $    6 1/16    $         8    $   12 1/16    $    16 1/2
Low.......................................   $    4 3/16    $    5 7/16    $    7 7/16    $  10 11/16

------------
* Adjusted to reflect the three-for-two stock split declared February 7, 1996.


16. SUBSEQUENT EVENTS

     On February 26, 1996, the Company filed with the Securities and Exchange Commission a Registration Statement on Form S-3 relating to the offering of 2,300,000 shares of its Common Stock. The proceeds from the equity offering will be used for repayment of certain indebtedness and for general corporate purposes, including the possible acquisition of product lines or businesses.

               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                        JONES MEDICAL INDUSTRIES, INC.


                                                BALANCE AT     CHARGED TO
                                                BEGINNING      COSTS AND       DEDUCTIONS -      BALANCE AT
              DESCRIPTION                       OF PERIOD       EXPENSES        WRITE-OFFS      END OF PERIOD
                                               --------------------------------------------------------------
Year ended December 31, 1995
 Reserves and allowances deducted from
 asset accounts:
  Allowance for doubtful accounts                 $64,794        $63,918                            $128,712
                                               ===============================================================
  Accumulated amortization of intangibles      $4,092,394     $1,429,804         $(638,660)*      $4,883,538
                                               ===============================================================

Year ended December 31, 1994
 Reserves and allowances deducted from
 asset accounts:
  Allowance for doubtful accounts                 $57,582        $55,807          $(48,595)          $64,794
                                               ===============================================================
  Accumulated amortization of intangibles      $3,653,028     $1,362,935         $(923,569)*      $4,092,394
                                               ===============================================================

Year ended December 31, 1993
 Reserves and allowances deducted from
 asset accounts:
  Allowance for doubtful accounts                 $16,000        $45,697           $(4,115)          $57,582
                                               ===============================================================
  Accumulated amortization of intangibles      $2,524,325     $1,128,703                --        $3,653,028
                                               ===============================================================


*Write off of fully amortized intangibles in 1995, and 1994.

                                                    Commission File No: 0-15098

--------------------------------------------------------------------------------


                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                 -------------------------------------------

                                   EXHIBITS

                                      TO

                                  FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                 -------------------------------------------


                         JONES MEDICAL INDUSTRIES, INC.

             (Exact name of Registrant as specified in its charter)

                                1945 Craig Road
                              St. Louis, MO 63146
                  (Address of Registrant's principal offices)