Form 10-K405/A
period 1995-12-31
JONES MEDICAL INDUSTRIES INC /DE/
filed 1996-03-18
CIK 793613

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                FORM 10-K405/A


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


                         Common Stock, $.04 par value
                         ----------------------------
                               (Title of class)


                               AMENDMENT NO. 1


        The undersigned Registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1995, as set forth on the pages attached hereto:

    ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
    -------   ----------------------------------------------------------------

(a)     1.    The consolidated financial statements filed as part of this report on Form 10-K are listed on the accompanying Index to Consolidated Financial Statements and Consolidated Financial
              Statement Schedule on page F-1 (previously filed).

        2. The consolidated financial statement schedule filed as part of this report on Form 10-K is listed on the accompanying Index to Consolidated Financial Statements and Consolidated Financial Statement Schedule on page F-1 (previously filed).

3.      Exhibits:

        (3.1) Restated Certificate of Incorporation of the Company dated June 21, 1988 (previously filed).

        (3.2) Certificate of Amendment of the Certificate of Incorporation of the Company dated May 14, 1990 (previously filed).

        (3.3) Certificate of Amendment of the Certificate of Incorporation of the Company dated May 30, 1991 (previously filed).

        (3.4) Certificate of Designation of Convertible Preferred Stock, Series A as, filed with the Secretary of State of Delaware on May 15, 1991, is incorporated by reference from Form 8-K dated May 29, 1991.

        (3.5) Amended By-Laws of the Company as of June 14, 1988 (previously filed).

        (3.6) Amendment to Section 3.02 of By-Laws of the Company as of April 1, 1992 (previously filed).

        (10.1) The Company's 1989 Incentive Stock Option Plan (previously filed).

        (10.2) The Company's Cash or Deferred Profit Sharing Plan and Trust amended and restated as of January 1, 1995.


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

        (11.1) Statement re: computation of per share earnings (previously filed).

        (21.1) Subsidiaries of the Registrant (previously filed).

        (23.1) Consent of Ernst & Young LLP (previously filed).

        (27.1) Financial Data Schedule (previously filed).

(b) No reports on Form 8-K were filed by the Company during the last quarter of the period covered by this report.

                                  SIGNATURES
                                  ----------

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       JONES MEDICAL INDUSTRIES, INC.


                                       BY:  /s/ Dennis M. Jones
                                            ------------------------------
                                                Dennis M. Jones, President



Date:  March 18, 1996