Form 10-Q
period 1996-03-31
JONES MEDICAL INDUSTRIES INC /DE/
filed 1996-05-15
CIK 793613

                   SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                              FORM 10-Q

      (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934
            For The Quarterly Period Ended March 31, 1996

                                 OR

      ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
            FOR THE TRANSITION PERIOD FROM ----- TO -----

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
SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.  YES  /X/     NO        .
                                                   ---------   --------
NUMBER OF SHARES OUTSTANDING OF REGISTRANT'S COMMON STOCK AS OF APRIL 29, 1996: 16,645,563

                         JONES MEDICAL INDUSTRIES, INC.

                                     INDEX
                                     -----
Part I - Financial Information                                             PAGE
                                                                          NUMBER
                                                                          ------
         Item 1.   Financial Statements

                Condensed Consolidated Balance Sheets -
                December 31, 1995 and March 31, 1996                           3

                Condensed Consolidated Statements of Income -
                three months ended March 31, 1995 and 1996                     4

                Condensed Consolidated Statements of Stockholders'
                Equity - three months ended March 31, 1995 and 1996            5

                Condensed Consolidated Statements of Cash Flows -
                three months ended March 31, 1995 and 1996                 6 - 7

                Notes to Condensed Consolidated Financial
                Statements                                                8 - 11

         Item 2.   Management's Discussion and Analysis
                   of Results of Operations and Financial
                   Condition                                             12 - 15

Part II - Other Information

         Item 1.   Exhibits and reports on Form 8K                            16

Signatures                                                                    17

                            JONES MEDICAL INDUSTRIES, INC.
                         CONDENSED CONSOLIDATED BALANCE SHEET
                                                                       December 31, December 31,
                                                                           1995        1996
                                                                       ------------ ------------
ASSETS                                                                              (Unaudited)
Current assets:
     Cash and cash equivalents                                         $ 5,410,601  $  7,076,736
     Accounts receivable, less allowance for doubtful accounts of
      $128,712 at December 31, 1995 and $139,212 at March 31, 1996       7,132,458     7,185,654
     Inventories                                                        10,746,630    12,442,609
     Deferred income taxes                                                 933,790       933,790
     Prepaid expenses and other                                            788,670     1,310,097
                                                                       -----------  ------------
          Total current assets                                          25,012,149    28,948,886
Net property, plant and equipment                                       15,442,617    15,788,185
Intangible assets, net                                                  32,935,165    58,447,613
Other assets                                                             1,306,712     1,800,799
                                                                       -----------  ------------
                                                                       $74,696,643  $104,985,483
                                                                       ===========  ============
     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued expenses                             $ 4,775,141  $  4,272,955
     Current portion of long-term debt                                   5,633,330    31,633,330
     Income taxes payable                                                  871,401     2,613,351
     Dividends payable                                                     283,605       357,808
                                                                       -----------  ------------
          Total current liabilities                                     11,563,477    38,877,444
Long-term debt                                                           9,124,986     8,580,543
Deferred income taxes                                                    4,118,046     4,118,047
Contingencies and commitments (Note 8)                                           -             -
Stockholders' equity:
     Preferred stock, $.01 par value; 1,000,000
      shares authorized, 1,056 issued and outstanding
      at December 31, 1995 and 281 at March 31, 1996                            10             2

     Common stock, $.04 par value; 30,000,000
      authorized, 14,178,129 issued and outstanding
      at December 31, 1995 and 14,336,713 at March 31, 1996                567,126       573,469

     Contributed capital (including effects of
      unearned compensation and related amortization)                   19,544,584    20,139,958

     Retained earnings                                                  29,778,414    32,696,020
                                                                       -----------  ------------
          Total stockholders' equity                                    49,890,134    53,409,449
                                                                       -----------  ------------
                                                                       $74,696,643  $104,985,483
                                                                       ===========  ============

                                 See accompanying notes.

                             JONES MEDICAL INDUSTRIES, INC.

                       CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                      (UNAUDITED)
                                                                            Three Months Ended
                                                                                 March 31,
                                                                        ---------------------------
                                                                            1995            1996
                                                                            ----            ----
Sales                                                                   $11,458,547     $17,377,123
Cost of sales                                                             5,267,494       7,834,535
                                                                        -----------     -----------
Gross profit on sales                                                     6,191,053       9,542,588
Selling, general and administrative expenses:
     Selling                                                              1,901,290       2,374,184
     General and administrative                                             827,751       1,158,132
     Amortization                                                           313,920         529,301
                                                                        -----------     -----------
          Total selling, general and administrative
          expenses                                                        3,042,961       4,061,617
                                                                        -----------     -----------
Operating income                                                          3,148,092       5,480,971
Other income (expense)
     Interest income                                                         50,373          63,725
     Interest expense                                                       (50,065)       (261,421)
     Other expense                                                             (312)           (367)
                                                                        -----------     -----------
Income before income taxes                                                3,148,088       5,282,908
Income taxes                                                              1,101,830       2,007,505
                                                                        -----------     -----------
Net income                                                              $ 2,046,258     $ 3,275,403
                                                                        ===========     ===========
Average shares outstanding                                               14,271,849      14,998,325
Earnings per share                                                      $       .14     $       .22
                                                                        ===========     ===========

                                   See accompanying notes.

                            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                   (UNAUDITED)

                                  Three Months Ended March 31, 1995 and 1996
                                        Number of shares     Preferred  Common     Contributed     Retained
                                       Preferred    Common     Stock    Stock        Capital       Earnings       Total
                                       ---------    ------   ---------  ------     -----------     --------       -----
Balance at December 31, 1994             99,919   13,846,519    $999   $553,862    $19,454,811   $21,480,692   $41,490,364
Exercise of stock options                     -        1,800       -         72          3,828             -         3,900
Restricted Stock:
  Amortization of unearned
  compensation                                -            -       -          -          7,500             -         7,500
Net income                                    -            -       -          -              -     2,046,258     2,046,258
Cash dividend declared - common
  stock ($.017 per share)                     -            -       -          -              -      (228,621)     (228,621)
Cash dividend declared - preferred
  stock ($.04 per share)                      -            -       -          -              -        (3,996)       (3,996)
                                         ------   ----------    ----   --------    -----------   -----------   -----------
Balance at March 31, 1995                99,919   13,848,319    $999   $553,934    $19,466,139   $23,294,333   $43,315,405
                                         ======   ==========    ====   ========    ===========   ===========   ===========



Balance at December 31, 1995              1,056   14,178,129     $10   $567,126    $19,544,584   $29,778,414   $49,890,134
Exercise of stock options                     -      156,550       -      6,262        587,947             -       594,209
Restricted stock:
  Amortization of unearned
  compensation                                -            -       -          -          7,500             -         7,500
Conversion of preferred                    (775)       2,034      (8)        81            (73)            -             -
Net income                                    -            -       -          -              -     3,275,403     3,275,403
Cash dividend declared -
  common stock ($.025 per
  share)                                      -            -       -          -              -      (357,786)     (357,786)
Cash dividend declared -
  preferred stock ($.04 per
  share)                                      -            -       -          -              -           (11)          (11)
                                         ------   ----------    ----   --------    -----------   -----------   -----------
Balance at March 31, 1996                   281   14,336,713    $  2   $573,469    $20,139,958   $32,696,020   $53,409,449
                                         ======   ==========    ====   ========    ===========   ===========   ===========


                                                See accompanying notes.

                             JONES MEDICAL INDUSTRIES, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)

                     Three Months Ended March 31, 1995 and 1996
Cash flows used from operating activities:                          1995          1996
                                                                    ----          ----
  Net income                                                    $ 2,046,258    $ 3,275,403
  Non-cash adjustments:
    Depreciation and amortization                                   523,317        835,740
    Provision for uncollectibles                                      9,000         10,500
    Loss on asset sales                                                   -         14,043
  Change in assets and liabilities:
    Accounts receivable                                            (478,725)       (63,696)
    Inventories                                                  (1,638,909)    (1,695,979)
    Prepaid expenses and other assets                              (317,173)    (1,015,514)
    Accounts payable and accrued expenses                         1,006,077       (502,186)
    Income taxes payable                                          1,085,452      1,741,950
                                                                -----------    -----------
    Net cash from operating activities                            2,235,297      2,600,261
                                                                -----------    -----------
Cash flows used for investing activities:
  Proceeds from sale of assets                                            -        179,348
  Acquisition of Tapazole(R)                                              -     (8,041,750)
  Additions to property, plant and equipment                       (341,007)      (837,885)
                                                                -----------    -----------
    Net cash used for investing activities                         (341,007)    (8,700,287)
                                                                -----------    -----------
Cash flows from (used for) financing activities:
  Proceeds from debt                                                      -      8,000,000
  Repayment of long-term debt                                    (3,911,240)      (544,443)
  Payment of dividends                                             (234,758)      (283,605)
  Proceeds from exercise of stock options                            11,400        594,209
                                                                -----------    -----------
    Net cash from (used for) financing activities                (4,134,598)     7,766,161
                                                                -----------    -----------
Increase (decrease) in cash and temporary investments            (2,240,308)     1,666,135
Cash and temporary investments, beginning of period               7,031,765      5,410,601
                                                                -----------    -----------
Cash and temporary investments, end of period                   $ 4,791,457    $ 7,076,736
                                                                ===========    ===========

                            See accompanying notes.

                         JONES MEDICAL INDUSTRIES, INC.

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CON'T)
                                (UNAUDITED)

               Three Months Ended March 31, 1995 and 1996

Supplemental Disclosures of Cash Flow Information:
- --------------------------------------------------
Cash paid during the three months for:                              1995          1996
                                                                    ----          ----
  Interest                                                      $    50,065    $   203,849
                                                                ===========    ===========
  Income taxes                                                  $      -       $   266,056
                                                                ===========    ===========

                                See accompanying notes.

                JONES MEDICAL INDUSTRIES, INC.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  MARCH 31, 1995 AND 1996

1.  GENERAL
    -------

    The unaudited interim financial information reflects all adjustments (consisting only of normal recurring accruals) which management considers necessary for a fair presentation of the results of operations for such periods and is subject to year end adjustments. Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the unaudited interim financial information as permitted by rules and regulations of the Securities and Exchange Commission. Management believes that the disclosures made are adequate to make the information presented not misleading. The results for the interim periods are not necessarily indicative of results for the full year. It is suggested that these financial statements be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 1995, included in the 1995 Annual Report.

2.  PRINCIPLES OF CONSOLIDATION
    ---------------------------

    The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated.

3.  EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE
    -----------------------------------------------

    Earnings per common and common equivalent share are based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period (14,271,849 for the three months ended March 31, 1995 and 14,998,325 for March 31, 1996.) The computation assumes that outstanding stock options were exercised and the proceeds used to purchase common shares. It also assumes that the preferred stock was converted to shares of common stock.

4.  INVENTORIES
    -----------

    Inventories are valued at the lower of cost on a first-in, first-out basis or market.

    Inventories are comprised as follows:

                                            December 31,    March 31,
                                                1995          1996
                                                           (Unaudited)
                                            ------------   -----------
    Raw material                            $ 4,870,595    $ 4,964,717
    Work-in-process                           1,099,582      1,810,350
    Finished goods                            4,776,453      5,667,542
                                            -----------    -----------
                                            $10,746,630    $12,442,609
                                            ===========    ===========

5.  PROPERTY, PLANT AND EQUIPMENT
    -----------------------------

    Property, plant and equipment are as follows:

                                            December 31,    March 31,
                                                1995          1996
                                                           (Unaudited)
                                            ------------   -----------
    Land                                    $ 2,158,144    $ 2,158,144
    Building and improvements                 8,558,253      8,611,880
    Equipment and furniture                   7,409,091      7,998,346
    Automobiles                                 381,984        381,984
                                            -----------    -----------
                                             18,507,472     19,150,354

    Less accumulated depreciation and
    amortization                              3,064,855      3,362,169
                                            -----------    -----------
                                            $15,442,617    $15,788,185
                                            ===========    ===========

6.  INTANGIBLE ASSETS
    -----------------

    Intangible assets are as follows:

                                            December 31,    March 31,
                                                1995          1996
                                                           (Unaudited)
                                            ------------   -----------
    Distribution systems, trademarks
    and licenses                            $24,336,110    $48,336,110
    Customer list                             6,084,967      6,084,967
    Restrictive covenants and other
    intangibles                               3,142,328      5,184,078
    Goodwill                                  4,255,298      4,255,298
                                            -----------    -----------
                                             37,818,703     63,860,453
    Less accumulated amortization             4,883,538      5,412,840
                                            -----------    -----------
                                            $32,935,165    $58,447,613
                                            ===========    ===========

7.  INCOME TAXES
    ------------

    The provisions for income taxes at March 31, 1995 and 1996 of $1,101,830 and $2,007,505, respectively, are based on an estimated effective annual income tax rate of 35.0% and 38.0%, respectively.

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

9.  COMMON STOCK SPLIT
    ------------------

    On February 7, 1996, the Board of Directors declared a three-for-two stock split effected in the form of a stock dividend to be paid on March 1, 1996 to holders of record on February 23, 1996. The financial statements, including stock option, share and per share data, have been retroactively adjusted to reflect the split.

10.   ACQUISITION
      -----------

      TAPAZOLE(R)
      -----------

      On March 18 1996, the Company entered into a perpetual licensing agreement with Eli Lilly and Company ("Lilly") for the exclusive United States marketing rights to the Tapazole(R) product line. The purchase price of approximately $26.0 million was financed short-term with bank debt of $8.7 million and Lilly financing of $17.3 million for six months. Approximately $24.0 million was allocated to the perpetual license with an amortizable life of 30 years, and $2.0 milllion was allocated to a restrictive covenant with an amortizable life of 10 years. In connection with the acquisition, the Company entered into a manufacturing agreement with Lilly whereby Lilly will manufacture and supply the Company with Tapazole(R) for a period of at least ten years. In addition, the Company agreed to pay Lilly royalties totalling 5% of net sales of Tapazole(R) for a period of ten years.

11.   COMMON STOCK OFFERING AND SUBSEQUENT EVENTS
      -------------------------------------------

      On February 26, 1996, the Company filed with the Securities and Exchange Commission a Registration Statement on Form S-3 relating to the offering of 2,300,000 shares of its Common Stock. The proceeds from the equity offering will be used for repayment of certain indebtedness and for general corporate purposes, including the possible acquisition of product lines or businesses.

      On April 3, 1996 and April 23, 1996 the Company sold a total of 2,300,000 shares of common stock as contemplated in the Company's Registration on Form S-3. Net proceeds of the common stock offering were approximately $75,000,000.

                     PART I - FINANCIAL INFORMATION
                     ------------------------------

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
- --------------------------------------------------------------------------
FINANCIAL CONDITION
- -------------------

The following table sets forth, for the two interim periods indicated, the percentages which certain components of the Consolidated Statements of Income bear to product net sales and the percentage change of such components (based on aggregate dollars) as compared to the prior year.

                                                                    PERCENTAGE
                                                                     INCREASE
                                                                    (DECREASE)
                                                                    AGGREGATE
                                                THREE MONTHS ENDED    DOLLAR
                                                     MARCH 31,        AMOUNT
                                                ------------------  ----------
                                                  1995      1996
                                                  ----      ----
Sales                                             100.0%    100.0%     51.7%
Cost of sales                                      46.0      45.1      48.7
Gross profit margin                                54.0      54.9      54.1
Selling, general and administrative expenses:
      Selling                                      16.6      13.7      24.9
      General and administrative                    7.2       6.7      39.9
      Amortization                                  2.7       3.0      68.6
                    Total selling, general and
                    administrative expenses        26.6      23.4      33.5
Operating income                                   27.5      31.5      74.1
Interest income                                     0.4       0.4      26.5
Interest (expense)                                 (0.4)     (1.5)    422.2
Other (expense)                                     0.0       0.0      17.6
Income before income taxes                         27.5      30.4      67.8
Provision for income taxes                          9.6      11.6      82.2
Net income                                         17.9      18.8      60.1

RESULTS OF OPERATIONS

SALES
- -----

The following summarizes approximate sales activity by product category for the first quarter ended March 31;

SALES BY PRODUCT CATEGORY

                                1995                %         1996                %
                                ----                -         ----                -
Pharmaceutical products      $ 4,560,000           39.8    $ 8,850,000           50.9
Vitamin and Nutritional
Supplement products            6,899,000           60.2      8,527,000           49.1
                             -----------          -----    -----------          -----
Total Sales                  $11,459,000          100.0    $17,377,000          100.0
                             ===========          =====    ===========          =====

Sales for the first quarter ended March 31, 1996 increased 51.7% compared to the first quarter ended March 31, 1995. Sales increased due to higher pharmaceutical sales resulting from inclusion of Brevital(R) sales in 1996, seven days of Tapazole(R) sales (purchased March 18, 1996) and a full quarter of sales to Johnson and Johnson compared to two weeks of sales in 1995.

Sales of pharmaceutical products increased 94.1% for first quarter of 1996. This increase is attributed to an 82.5% increase in branded pharmaceuticals and an increase of 154.0% in contract manufacturing.

Sales of  vitamin and nutritional supplement products increased
23.6%.  The Bronson product line was up 16.3% with the MD
Pharmaceutical product line (sold exclusively in military commissaries) decreasing 22.3%. Contract vitamins increased 95.7% due to increased sales efforts.

GROSS PROFIT
- ------------

Gross profit during the first quarter of 1996 in the aggregate, increased 54.1% over the first quarter of 1995. As a percentage of sales, margins increased from 54.0% in the 1995 first quarter to 54.9% in the 1996 first quarter as a result of sales of higher margin products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
- --------------------------------------------

Selling expenses increased 24.9% during the first quarter of 1996 compared to the same quarter of 1995, as a result of additional royalties paid on Brevital(R) and Tapazole(R), the formation of a professional services department established to service medical professionals for the Bronson pharmaceutical line, increased catalogue costs due to larger mailings and seven hospital salesmen being added, thereby increasing the critical care sales force from ten at year-end 1995, to seventeen at March 31, 1996. As a percentage of sales these expenses were approximately 3% lower from first quarter, 1995.

General and administrative expenses increased 39.9% in the aggregate during the first quarter of 1996 due to annual salary increases and the implementation of a new computer system. However, these expenses were down modestly, as a percentage of sales, during the first quarter of 1996 from the 1995 first quarter.

Amortization expenses associated with intangible assets included in selling, general and administrative expenses increased 68.6% during the first quarter of 1996 as compared to the first quarter of 1995 as a result of additional amortization on intangible assets acquired in connection with the Brevital(R) and Tapazole(R) acquisitions.

OPERATING INCOME
- ----------------

Operating income during the first quarter of 1996 increased 74.1%, in the aggregate, over the first quarter of 1995 as a result of an increase in gross profits and a reduction of operating expenses. For the same reason operating income increased, as a percentage of sales, during the 1996 first quarter over the 1995 first quarter.

OTHER INCOME (EXPENSES)
- -----------------------

Interest income was up 26.5% during the first quarter of 1996 due to larger cash balances on hand as compared to those of the 1995 first quarter. Interest expense was up 422.2% due to the increase in both short and long term debt.

INCOME TAXES
- ------------

The provision for income taxes for the first quarter of 1996 increased due to the effective tax rate increasing to 38% from 35% for the same period of 1995. The increase in the effective tax rate is expected due to the additional percent on profits over $10,000,000 as well as the possibility of less tax credits.

NET INCOME
- ----------

Earnings per share increased 57% during the first quarter of 1996 to $.22 per share on 14,998,325 average shares outstanding compared to $.14 for the first quarter of 1995, on 14,271,849 average shares outstanding during the 1995 first quarter.

FINANCIAL CONDITION
- -------------------

Balance Sheet Information
- -------------------------

At March 31, 1996 the Company's current ratio declined to 0.74:1 from 2.2:1 at December 31, 1995 due to the short term debt associated with the Tapazole(R) acquisition on March 18, 1996. For the same reason working capital declined from $13.4 million at December 31, 1995 to a negative $10.0 million at March 31, 1996. Debt as a percentage of equity increased from 29.6% at December 31, 1995 to 75.3% at March 31, 1996.

The dramatic change in these ratios from December 31, 1995 to March 31, 1996 is due to the short term debt associated with the Tapazole(R) acquisition of March 18, 1996. On March 28, 1996 a secondary offering was completed with proceeds of approximately $75.0 million, net of expenses, being received in April, 1996. Therefore, in April these ratios are significantly improved.

Inventories were up at March 31, 1996 over December 31, 1995 principally from the purchase of Tapazole(R) inventory from Eli
Lilly and Company and the replacing of lower inventory levels due to customer year-end loading of inventory.

Accounts receivable decreased in days outstanding from 46 days at December 31, 1995 to 37.8 days at March 31, 1996.

               PART II - OTHER INFORMATION
               ---------------------------

ITEM 1.  LEGAL PROCEEDINGS
- --------------------------

None.

ITEM 6.  EXHIBITS AND REPORTS ON FROM 8-K
- -----------------------------------------

EXHIBITS
- --------

27.  Financial Data Schedule

REPORTS ON FORM 8-K
- -------------------

The Registrant filed two (2) Current Reports on Form 8-K during the quarter for which this Report on Form 10-Q is filed. The first Form 8-K was dated March 7, 1996 and reported, pursuant to Item 5 of Form 8-K, the Registrant's entering into an Agreement in Principle to acquire from Eli Lilly and Company, an exclusive license to market and distribute Tapazole(R) in the United States. The second Form
8-K was dated March 18, 1996 and reported, pursuant to Item 2 of Form 8-K, the Registrant's acquisition from Eli Lilly and Company of an exclusive license to market and distribute Tapazole(R) in the United States pursuant to a License Agreement dated as of March 18, 1996.
No financial statements were required to be submitted with the Current Reports on Form 8-K.

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   JONES MEDICAL INDUSTRIES, INC.



Date:    May 10, 1996           By: /s/ Dennis M. Jones
     -----------------------        -----------------------------------
                                    Dennis M. Jones, President

Date:    May 10, 1996           By: /s/ Judith A. Jones
     -----------------------        -----------------------------------
                                    Judith A. Jones,
                                    Executive Vice President and
                                    Principal Financial and
                                    Accounting Officer