Form 10-Q
period 1996-06-30
JONES MEDICAL INDUSTRIES INC /DE/
filed 1996-08-14
CIK 793613

                               SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549

                                          FORM 10-Q

                   (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                 SECURITIES EXCHANGE ACT OF 1934
                           FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

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
SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE
SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS.  YES   X    No        .
                                       --------  --------

NUMBER OF SHARES OUTSTANDING OF REGISTRANT'S COMMON STOCK AS OF
AUGUST 14, 1996: 25,032,098

                       JONES MEDICAL INDUSTRIES, INC.


                                  INDEX
                                  -----
Part I - Financial Information                              PAGE
                                                           NUMBER
                                                           ------
Item 1. Financial Statements

Condensed Consolidated Balance Sheets -
December 31, 1995 and June 30, 1996                             3

Condensed Consolidated Statements of Income -
six months ended June 30, 1995 and 1996                         4

Condensed Consolidated Statements of Stockholders'
Equity - six months ended June 30, 1995 and 1996                5

Condensed Consolidated Statements of Cash Flows - six months ended June 30, 1995 and 1996
                                                            6 - 7

Notes to Condensed Consolidated Financial
Statements
                                                           8 - 12

Item 2.Management's Discussion and Analysis
of Results of Operations and Financial
Condition                                                 13 - 16


Part II - Other Information

Item 1. None                                                   17

Signatures                                                     18


                                        JONES MEDICAL INDUSTRIES, INC.
                                     CONDENSED CONSOLIDATED BALANCE SHEET


         ASSETS                                                                                       December 31,       June 30
                                                                                                         1995              1996

                                                                                                                       (Unaudited)
Current assets:
Cash and cash equivalents                                                                              $ 5,410,601   $ 60,729,142
Accounts receivable, less allowance for doubtful accounts of
 $128,712 at December 31, 1995 and $149,712 at June 30, 1996                                             7,132,458      8,834,630
Inventories                                                                                             10,746,630     11,501,116
Deferred income taxes                                                                                      933,790        933,790
Prepaid expenses and other                                                                                 788,670        881,267
Total current assets                                                                                    25,012,149     82,879,945
Net property, plant and equipment                                                                       15,442,617     16,204,452
Intangible assets, net                                                                                  32,935,165     57,765,666
Other assets                                                                                             1,306,712      2,569,649
                                                                                                       $74,696,643   $159,419,712
                                                                                                       ===========   ============
      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses                                                                  $ 4,775,141   $  4,966,062
Current portion of long-term debt                                                                        5,633,330     12,660,000
Income taxes payable                                                                                       871,401      1,007,297
Dividends payable                                                                                           283605         499987
Total current liabilities                                                                               11,563,477     19,133,346
Long-term debt                                                                                           9,124,986      3,000,000
Deferred income taxes                                                                                    4,118,046      4,118,047
Contingencies and commitments (Note 8)                                                                           -              -
Stockholders' equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized, 1,056
 issued and outstanding at December 31, 1995 and 0 at June 30, 1996                                             10
                  -
Common stock, $.04 par value; 30,000,000 authorized, 21,267,193 issued
 and outstanding at December 31, 1995 and 25,032,098 at June 30, 1996                                      850,689      1,001,284
Contributed capital (including effects of unearned compensation and related amortization)               19,261,021     95,066,240
Retained earnings                                                                                       29,778,414     37,100,795
Total stockholders' equity                                                                              49,890,134    133,168,319
                                                                                                       $74,696,643   $159,419,712
                                                                                                       ===========   ============


See accompanying notes.


                                                   JONES MEDICAL INDUSTRIES, INC.

                                            CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                            (UNAUDITED)



                                                              Three Months Ended             Six Months Ended
                                                                   June 30,                       June 30,

                                                                 1995           1996           1995           1996

Sales                                                     $13,282,184    $20,611,805    $24,740,731    $37,988,928
Cost of sales                                               6,575,254      8,652,035     11,842,748     16,486,570
Gross profit on sales                                       6,706,930     11,959,770     12,897,983     21,502,358
Selling, general and administrative expenses:
Selling                                                     2,058,569      2,668,480      3,959,859      5,042,664
General and administrative                                    941,692      1,372,058      1,769,443      2,530,190
Amortization                                                  314,374        695,794        628,294      1,225,095
Total selling, general and administrative expenses          3,314,635      4,736,332      6,357,596      8,797,949
Operating income                                            3,392,295      7,223,438      6,540,387     12,704,409
Other income (expense)
Interest income                                                31,713        781,766         82,086        845,491
Interest expense                                              (33,845)      (102,227)       (83,910)      (363,648)
Other income (expense)                                       (114,279)         7,931       (114,591)         7,564
Income before income taxes                                  3,275,884      7,910,908      6,423,972     13,193,816
Income taxes                                                1,148,170      3,006,145      2,250,000      5,013,650
Net income                                                $ 2,127,714    $ 4,904,763    $ 4,173,972    $ 8,180,166
                                                        =============   ============   ============   ============
Average shares outstanding                                 21,564,000     25,772,000     21,559,000     24,135,000
Earnings per share                                        $       .10    $       .19    $       .19    $       .34
                                                   ==================================================================

                                             See accompanying notes.

                                     CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                            (UNAUDITED)

                                              Six Months Ended June 30, 1995 and 1996


                                                   Number of shares   Preferred     Common   Contributed   Retained
                                                 Preferred   Common     Stock       Stock      Capital     Earnings       Total

Balance at December 31, 1994                       99,919  20,769,777   $ 999      $830,791  $19,177,882  $21,480,692   $41,490,364
Exercise of stock options                            -         45,900     -           1,223       67,577       -             68,800
Restricted Stock:
Amortization of unearned compensation                -          -         -            -          15,000       -             15,000
Conversion of preferred stock                     (53,996)    212,562    (540)        8,502       (7,962)      -              -
Return of escrowed preferred stock                (44,004)      -        (440)         -        (381,277)      -           (381,717)
Escrowed preferred dividend                          -          -         -            -           9,326       -              9,326
Net income                                           -          -         -            -           -        4,173,972     4,173,972
Cash dividend declared - common
stock ($.022 per share)                              -          -         -            -           -         (463,811)     (463,811)
Cash dividend declared - preferred
stock ($.08 per share)                               -          -         -            -           -           (4,072)       (4,072)

Balance at June 30, 1995                            1,919  21,028,239   $  19      $840,518  $18,880,544  $25,186,781   $44,907,862



Balance at December 31, 1995                        1,056  21,267,193   $  10      $850,689  $19,261,021  $29,778,414   $49,890,134
Exercise of stock options                            -        310,825     -          12,433      708,950       -            721,383
Sales of common stock                                -      3,450,000     -         138,000   75,083,921       -         75,221,921
Restricted stock:
Amortization of unearned compensation                -          -         -            -          12,500       -             12,500
Conversion of preferred stock                      (1,056)      4,080     (10)          162         (152)      -              -
Net income                                           -          -         -            -           -        8,180,166     8,180,166
Cash dividend declared - common
stock ($.0366 per share)                             -          -         -            -           -         (857,773)     (857,773)
Cash dividend declared - preferred
stock ($.04 per share)                               -          -         -            -           -              (12)          (12)

Balance at June 30, 1996                             -     25,032,098   $ -      $1,001,284  $95,066,240  $37,100,795  $133,168,319


                                                      See accompanying notes.

                                                   JONES MEDICAL INDUSTRIES, INC.

                                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                            (UNAUDITED)

                                              Six Months Ended June 30, 1995 and 1996

                                                                                            1995          1996

Cash flows used from operating activities:
Net income                                                                               $4,173,972    $ 8,180,166
Non-cash adjustments:
Depreciation and amortization                                                             1,058,288      1,851,676
Provision for uncollectibles                                                                 18,000         21,000
Loss on asset sales                                                                         114,581         13,887
Change in assets and liabilities:
Accounts receivable                                                                        (988,638)    (1,723,172)
Inventories                                                                              (2,882,129)      (754,486)
Prepaid expenses and other assets                                                          (657,539)    (1,355,534)
Accounts payable and accrued expenses                                                        38,169        190,921
Income taxes payable                                                                        529,457        135,896
Net cash from operating activities                                                        1,404,161      6,560,354
Cash flows used for investing activities:
Proceeds from sale of assets                                                                579,330        181,848
Acquisition of Tapazole(R)                                                                     -       (26,057,057)
Additions to property, plant and equipment                                                 (778,032)    (1,570,180)
Net cash used for investing activities                                                     (198,702)   (27,445,389)
Cash flows from (used for) financing activities:
Proceeds from debt                                                                             -        26,000,000
Repayment of long term debt                                                              (4,161,242)   (25,098,316)
Payment of dividends                                                                       (469,556)      (641,412)
Proceeds from exercise of stock options                                                      68,800        721,383
Proceeds from common stock sale                                                                -        75,221,921
Net cash from (used for) financing activities                                            (4,561,998)    76,203,576
Increase (decrease) in cash and temporary investments                                    (3,356,539)    55,318,541
Cash and temporary investments, beginning of period                                       7,031,765      5,410,601
Cash and temporary investments, end of period                                            $3,675,226    $60,729,142



                                                      See accompanying notes.

                                             JONES MEDICAL INDUSTRIES, INC.

                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CON'T)
                                                     (UNAUDITED)

                                      Six Months Ended June 30, 1995 and 1996


Supplemental Disclosures of Cash Flow Information:


                                                                                            1995          1996
Cash paid during the six months for:

Interest                                                                                $   131,910     $  184,973
                                                                                        ===========     ==========
Income taxes                                                                            $ 1,611,995     $4,888,056
                                                                                        ===========     ==========




                                                See accompanying notes.

                       JONES MEDICAL INDUSTRIES, INC.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          June 30, 1995 AND 1996

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

2. PRINCIPLES OF CONSOLIDATION
  ----------------------------

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated.

3. EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE
  ------------------------------------------------

Earnings per common and common equivalent share are based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period (21,564,000 and 21,559,000 for the three months and six months ended June 30, 1995; 25,772,000 and 24,135,000 for the three months and six months ended June 30, 1996.) The computation assumes that outstanding stock options were exercised and the proceeds used to purchase common shares. It also assumes that the preferred stock was converted to shares of common stock.

4. INVENTORIES
   -----------

   Inventories are valued at the lower of cost on a first-in, first-out basis or market.

   Inventories are comprised as follows:

                                                                                       December 31,     June 30,
                                                                                           1995           1996
                                                                                                       (Unaudited)
Raw material                                                                            $ 4,870,595    $ 4,660,820
Work-in-process                                                                           1,099,582      1,814,212
Finished goods                                                                            4,776,453      5,026,084
                                                                                        $10,746,630    $11,501,116
                                                                                        ===========    ===========


5. PROPERTY, PLANT AND EQUIPMENT
   -----------------------------

   Property, plant and equipment are as follows:

                                                                                       December 31,     June 30,
                                                                                           1995           1996
                                                                                                       (Unaudited)
Land.                                                                                   $ 2,158,144    $ 2,158,144
Building and improvements                                                                 8,558,253      8,985,257
Equipment and furniture                                                                   7,409,091      8,358,719
Automobiles                                                                                 381,984        377,764
                                                                                         18,507,472     19,879,884
Less accumulated depreciation and
amortization.                                                                             3,064,855      3,675,432
                                                                                        $15,442,617    $16,204,452
                                                                                        ===========    ===========

6. INTANGIBLE ASSETS
   -----------------

   Intangible assets are as follows:

                                                                                       December 31,     June 30,
                                                                                           1995           1996
                                                                                                       (Unaudited)
Distribution systems, trademarks
and licenses                                                                            $24,336,110    $48,336,110
Customer list                                                                             6,084,967      6,084,967
Restrictive covenants and other
intangibles                                                                               3,142,328      5,199,385
Goodwill                                                                                  4,255,298      4,255,298
                                                                                         37,818,703     63,875,760
Less accumulated amortization                                                             4,883,538      6,110,094
                                                                                        $32,935,165    $57,765,666
                                                                                        ===========    ===========

7. INCOME TAXES
   ------------

   The provisions for income taxes at June 30, 1995 and 1996 of $2,250,000 and $5,013,650, respectively, are based on an estimated effective annual income tax rate of 35.0% and 38.0%, respectively.

8. CONTINGENCIES
  --------------

   The Company currently carries product liability coverage of $20,000,000 per occurrence and $20,000,000 in the aggregate on a "claims made" basis. In addition to this policy, the Company carries a $5,000,000 umbrella policy. There is no assurance that the Company's present insurance will cover any potential claims that may be asserted in the future. In addition, the Company is subject to legal proceedings and claims which arise in the ordinary course of business.

9. COMMON STOCK SPLIT
   ------------------

   On February 7, 1996, the Board of Directors declared a three-for-two stock split effected in the form of a stock dividend to be paid on March 1, 1996 to holders of record on February 23, 1996. The financial statements, including stock option, share and per share data, have been retroactively adjusted to reflect the split.

    On May 22, 1996, the Board of Directors declared a three-for-two stock split effected in the form of a stock dividend to be paid on June 10, 1996 to holders of record on June 3, 1996. The financial statements, including stock options, share and per share data, have been retroactively adjusted to reflect the split.

10. ACQUISITION
    -----------

    TAPAZOLE(R)

    On March 18, 1996, the Company entered into a perpetual licensing agreement with Eli Lilly and Company ("Lilly") for the exclusive United States marketing rights to the Tapazole(R) product line. The purchase price of approximately $26.0 million was financed short-term with bank debt of $8.7 million and Lilly financing of $17.3 million for six months. Approximately $24.0 million was allocated to the perpetual license with an amortizable life of 30 years, and $2.0 million was allocated to a restrictive covenant with an amortizable life of 10 years. In connection with the acquisition, the Company entered into a manufacturing agreement with Lilly whereby Lilly will manufacture and supply the Company with Tapazole(R) for a period of at least ten years. In addition, the Company agreed to pay Lilly royalties totalling 5% of net sales of Tapazole(R) for a period of ten years.

11 .  COMMON STOCK OFFERING
     ---------------------

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

12.   SUBSEQUENT EVENTS
     ------------------

   On July 30, 1996, the Company signed a definitive agreement to acquire all the outstanding shares of Daniels Pharmaceuticals, Inc. by way of a merger with it's parent entity, for approximately 3,000,000 shares of common stock. The agreement provides for the closing of the transaction on or before August 31, 1996, on a pooling-of-interest basis, subject to certain conditions being met, including United States Federal Trade Commission clearance of the transaction.

Daniels Pharmaceuticals, Inc. is a St. Petersburg, Florida based manufacturer of prescription pharmaceutical products, the largest of which is Levoxyl, a synthetic thyroid hormone for the treatment of hypothyroidism. Daniels also manufactures a small line of prescription products marketed to veterinarians for the treatment of disease in small animals.

                         PART I - FINANCIAL INFORMATION
                         -----------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following table sets forth, for the two interim periods indicated, the percentages which certain components of the Consolidated Statements of Income bear to product net sales and the percentage change of such components (based on aggregate dollars) as compared to the prior year.



                                                                             PERCENTAGE                                   PERCENTAGE
                                                                              INCREASE                                     INCREASE
                                                                             (DECREASE)                                   (DECREASE)
                                                                             AGGREGATE                                    AGGREGATE
                                                  THREE MONTHS ENDED           DOLLAR            SIX MONTHS ENDED           DOLLAR
                                                        JUNE 30                AMOUNT                JUNE 30,               AMOUNT

                                                  1995           1996                          1995           1996
                                                  ----           ----                          ----           ----
Sales                                            100.0%         100.0%          55.2%         100.0%         100.0%          53.5%
Cost of sales                                     49.5           42.0           31.6           47.9           43.4           39.2
Gross profit margin                               50.5           58.0           78.3           52.1           56.6           66.7
Selling, general and administrative expenses:
     Selling                                      15.5           12.9           29.6           16.0           13.3           27.3
     General and administrative                    7.1            6.7           45.7            7.2            6.7           43.0
     Amortization                                  2.4            3.4          121.3            2.5            3.2           95.0
Total selling, general
and administrative
expenses                                          25.0           23.0           42.9           25.7           23.2           38.4
Operating income                                  25.5           35.0          112.9           26.4           33.4           94.2
Interest income                                    0.2            3.8         2365.1            0.3            2.2          930.0
Interest (expense)                                (0.2)          (0.5)         202.0           (0.3)          (1.0)         333.4
Other (expense)                                   (0.9)           0.1          106.9           (0.5)           0.0          106.6
Income before income taxes                        24.7           38.4          141.5           26.0           34.7          105.4
Provision for income taxes                         8.6           14.6          161.8            9.1           13.2          122.8
Net income                                        16.0           23.8          130.5           16.9           21.5           96.0

                             RESULTS OF OPERATIONS

SALES
- -----

The following summarizes approximate sales activity by product category for the second quarter ended June 30:

SALES BY PRODUCT CATEGORY

                                               1995               %          1996               %
Pharmaceutical products                    $ 6,174,000           46.5    $12,215,000           59.3
Vitamin and Nutritional
Supplement products                          7,108,000           53.5      8,397,000           40.7
Total Sales                                $13,282,000          100.0    $20,612,000          100.0


Sales for the second quarter ended June 30, 1996 increased 55.2% to $20.6 million from $13.3 million in the second quarter of 1995. The Company's sales increased as the result of a 97.8% increase in pharmaceutical products sales and an 18.1% increase in nutritional supplement products sales. The pharmaceutical growth was assisted by sales from the August 1995 acquisition of Brevital(R) and the March 1996 Tapazole(R) acquisition, together with continuing strong sales of Thrombin-JMI(TM). Sales of vitamin and nutritional supplement products increased due to a 135.7% increase in contract manufacturing.

The following summarizes approximate sales activity by product category for the six months ended June 30:

SALES BY PRODUCT CATEGORY                      1995               %          1996               %
Pharmaceutical products                    $14,007,000           56.6    $21,065,000           55.5
Vitamin and Nutritional
Supplement products                         10,734,000           43.4     16,924,000           44.5
Total Sales                                $24,741,000          100.0    $37,989,000          100.0

Sales for the first six months of 1996 increased 53.5%, or $13,248,000 over the first six months of 1995 for essentially the same reasons as the second quarter ended June 30, 1996.

GROSS PROFIT
- ------------

Gross profit during the second quarter of 1996 increased 78.3% or $5,253,000 in total dollars over the second quarter of 1995. As a percentage of sales, gross profit increased by 15% due to controlling expenses and the inclusion of the recently acquired Brevital(R) and Tapazole(R) sales with a higher gross margin.

Gross profit for the first six months of 1996 increased 66.7% in total dollars, or 8.8% of sales, for the same reason as the second quarter.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
- --------------------------------------------

Selling expenses declined 2.6 percentage points as a percent of sales in the second quarter of 1996 as compared to the second quarter of 1995; primarily, due to controlling of expenses and an improved utilization of the hospital sales force. However, in aggregate dollars selling expenses increased 29.6% or $610,000. This increase relates to the addition of eight hospital sales representatives. For the same reasons the first six months selling expenses were down 2.7 percentage points as a percent of sales, but increased 27.3% or $1,083,000, in aggregate dollars.

General and administrative expenses were essentially flat as a percent of sales in the second quarter of 1996 as compared to the second quarter of 1995, but increased 45.7% in the aggregate. These increases of expenses were due, primarily, to annual salary increases and increased normal operating expenses. For the same reasons the 1996 six month period was also essentially flat as a percent of sales.

Amortization expenses associated with intangible assets included in selling, general and administrative expenses were up 121.3% and 95.0% respectively for second quarter and the first six months of 1996 over 1995 as a result of additional amortization on intangible assets acquired with the Brevital(R) and Tapazole(R) acquisitions.

OPERATING INCOME
- ----------------

Operating income during the second quarter of 1996, compared to the second quarter of 1995, increased 112.9% in aggregate terms, and as a percentage of sales from 25.5% to 35.0% due to lower selling, general and administrative expenses and higher gross margins.

For the first six months of 1996 operating income increased 94.2% for essentially the same reasons as compared to the first six months of 1995.

OTHER INCOME (EXPENSES)
- -----------------------

Interest income increased 2365.1% for the second quarter of 1996 and 930.0% for the first six months compared to the same periods of 1995 due to larger cash balances on hand as a result of the cash received in April from the secondary offering.

Interest expense was up 202.0% and 333.4% respectively for second quarter and the first six months as compared to the same periods of 1995 due to the debt associated with the acquisition of Brevital(R) and Tapazole(R).

Miscellaneous income increased 106.9% for the second quarter and 106.6% for the first six months of 1996 due to the leasing of certain personal property.

INCOME TAXES
- ------------

The provision for income taxes increased for 1996 as compared to 1995 both in dollars and as a percentage of sales. The effective tax rate increased from 35% in 1995 to 38% in 1996 for both second quarter and the first six months. This increase in the effective tax rate is due to the additional profits expected over $10,000,000 as well as the possibility of less tax credits.

NET INCOME
- ----------

Earnings per share increased 90%, to $.19 per share on 25,772,000 average shares outstanding for the second quarter of 1996 from $.10 per share for the second quarter of 1995, and 78.9% for the first six months of 1996, to $.34 per share on 24,135,000 average shares outstanding from $.19 per share in 1995 on 21,559,000 average shares outstanding.

FINANCIAL CONDITION
- ------------------

Balance Sheet Information

At June 30, 1996 the Company's current ratio increased to 4.3:1 from 2.2:1 at December 31, 1995 due to higher cash balances and lower debt. Working capital increased from $13 million at December 31, 1995 to $64 million at June 30, 1996 and debt to equity decreased from 29.6% at December 31, 1995 to 11.8% at June 30, 1996. The above ratios were effected due to approximately $75,000,000 received in April from the secondary offering.

Inventories were up by $754,000 at June 30, 1996 over December 31, 1995 primarily from the purchase of Tapazole(R) inventories.

Accounts receivable increased due to larger sales volume. In days outstanding accounts receivable decreased from 46 days at December 31, 1995 to 42 days at June 30, 1996.

                                   PART II - OTHER INFORMATION
                                   ---------------------------


None.

                                        SIGNATURES
                                        ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                JONES MEDICAL INDUSTRIES, INC.



Date:----------------------------------         By:---------------------------
                                                   Dennis M. Jones, President



Date:----------------------------------         By:---------------------------
                                                  Judith A. Jones,
                                                  Executive Vice President and
                                                  Principal Financial and
                                                  Accounting Officer