Form 10-Q
period 1996-09-30
JONES MEDICAL INDUSTRIES INC /DE/
filed 1996-11-07
CIK 793613

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

        (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
               For The Quarterly Period Ended September 30, 1996

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

NUMBER OF SHARES OUTSTANDING OF REGISTRANT'S COMMON STOCK AS OF NOVEMBER 5, 1996: 28,014,450

                            JONES MEDICAL INDUSTRIES, INC.

                                        INDEX
                                        -----

                                                                             PAGE
                                                                            NUMBER
                                                                            ------
Part I - Financial Information

     Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets -
          December 31, 1995 and September 30, 1996                             3

          Condensed Consolidated Statements of Income - three months
           and nine months ended September 30, 1995 and 1996                   4

          Condensed Consolidated Statements of Stockholders'
          Equity - nine months ended September 30, 1995 and 1996               5

          Condensed Consolidated Statements of Cash Flows -
          nine months ended September 30, 1995 and 1996                    6 - 7

          Notes to Condensed Consolidated Financial
          Statements                                                      8 - 13

     Item 2.   Management's Discussion and Analysis
               of Results of Operations and Financial
               Condition                                                 14 - 18

Part II - Other Information

     Item 1.   Legal Proceedings                                              19

Signatures                                                                    20


                                      JONES MEDICAL INDUSTRIES, INC.
                                  CONDENSED CONSOLIDATED BALANCE SHEET

                                                                         December 31,   September 30,
                                                                            1995            1996
                                                                        -------------   -------------
                                                                                         (Unaudited)
   ASSETS

Current assets:

  Cash and cash equivalents                                             $ 8,221,823     $ 46,517,931

  Marketable securities                                                     120,000          120,000

  Accounts receivable, less allowance for doubtful accounts of
   $187,484 at December 31, 1995 and $251,814 at September 30, 1996       9,438,107       10,324,591

  Inventories                                                            13,014,276       12,895,272

  Deferred income taxes                                                   1,546,100        1,694,072

  Prepaid expenses and other                                                821,556          804,575
                                                                        -----------     ------------

     Total current assets                                                33,161,862       72,356,441

Net property, plant and equipment                                        18,659,500       22,747,941

Intangible assets, net                                                   32,935,165       57,080,338

Other assets                                                              1,481,881        2,700,421
                                                                        -----------     ------------
                                                                        $86,238,408     $154,885,141
                                                                        ===========     ============

  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

  Accounts payable and accrued expenses                                 $ 7,436,964     $  5,383,583

  Current portion of long-term debt                                       5,813,474        3,000,000

  Income taxes payable                                                      871,401            6,730

  Dividends payable                                                         283,605          559,866
                                                                        -----------     ------------

     Total current liabilities                                           14,405,444        8,950,179

Long-term debt                                                           11,420,362                -

Deferred income taxes                                                     4,474,077        4,526,957

Contingencies and commitments (Note 8)                                            -                -

Stockholders' equity:

  Preferred stock, $.01 par value; 1,000,000 shares
   authorized, 1,056 issued and outstanding at
   December 31, 1995 and 0 at September 30, 1996                                 10                -

  Common stock, $.04 par value; 30,000,000 authorized,
   24,227,425 issued and outstanding at December 31, 1995
   and 27,998,325 at September 30, 1996                                     969,097        1,119,933

  Contributed capital (including effects of unearned
   compensation and related amortization)                                19,590,417       94,290,733

  Retained earnings                                                      35,379,001       45,997,339
                                                                        -----------     ------------

     Total stockholders' equity                                          55,938,525      141,408,005
                                                                        -----------     ------------
                                                                        $86,238,408     $154,885,141
                                                                        ===========     ============


                                  See accompanying notes.

                                   JONES MEDICAL INDUSTRIES, INC.

                            CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                            (UNAUDITED)

                                           Three Months Ended           Nine Months Ended
                                              September 30,                September 30,
                                      ---------------------------    --------------------------
                                          1995           1996           1995           1996
                                          ----           ----           ----           ----
Sales                                 $ 19,765,990    $26,224,366    $52,893,036    $73,810,348

Cost of sales                            8,640,139     10,882,585     23,261,199     30,305,336
                                      ------------    -----------    -----------    -----------

Gross profit on sales                   11,125,851     15,341,781     29,631,837     43,505,012

Selling, general and
administrative expenses:

    Selling                             3,247,436       3,677,461      9,349,293     11,122,236

    General and administrative          2,093,195       1,851,166      5,226,400      6,178,242

    Research and development               93,857          34,769        334,029        285,623

    Amortization                          370,562         695,329        998,856      1,920,424

    Acquistion costs                            -       5,664,585              -      5,664,585
                                      -----------     -----------    -----------    -----------

      Total selling, general
      and administrative expenses       5,805,050      11,923,310     15,908,578     25,171,110

Operating income                        5,320,801       3,418,471     13,723,259     18,333,902

Other income (expense)

    Interest income                        67,947         752,725        198,565      1,653,387

    Interest expense                     (163,446)       (108,058)      (350,876)      (472,403)

    Other income (expense)                  2,324          36,483       (117,008)        18,411
                                      -----------     -----------    -----------    -----------

Income before income taxes              5,227,626       4,099,621     13,453,940     19,533,297

Income taxes                            2,032,863       2,310,942      4,953,408      8,157,717
                                      -----------     -----------    -----------    -----------

Net income                            $ 3,194,763     $ 1,788,679    $ 8,500,532    $11,375,580
                                      ===========     ===========    ===========    ===========

Average shares outstanding             24,740,000      29,138,000     24,749,000     27,776,000

Earnings per share                    $       .13     $       .06    $       .34    $       .41
                                      ===========     ===========    ===========    ===========

                                         See accompanying notes.

                                     CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                            (UNAUDITED)

                                           Nine Months Ended September 30, 1995 and 1996
                                          Number of shares        Preferred   Common    Contributed    Retained
                                        Preferred     Common        Stock     Stock       Capital      Earnings        Total
                                        ---------     ------      ---------   ------    -----------    --------        -----
Balance at December 31, 1994              99,919    20,769,780      $ 999   $  949,200  $19,507,277   $24,020,325   $ 44,477,801
Exercise of stock options                      -        74,475          -        2,979      122,696             -        125,675
Restricted Stock:
     Amortization of
     unearned compensation                     -             -          -            -       22,489             -         22,489
Conversion of preferred stock            (54,162)      213,215       (542)       8,529       (7,987)            -              -
Return of escrowed preferred stock       (44,004)            -       (440)           -     (381,277)            -       (381,717)
Escrowed preferred dividend                    -             -          -            -        9,326             -          9,326
Net income                                     -             -          -            -            -     8,500,532      8,500,532
Cash dividend declared - common
stock ($.0356 per share)                       -             -          -            -            -      (742,837)      (742,837)
Cash dividend declared - preferred
stock ($.08 per share)                         -             -          -            -            -        (4,140)        (4,140)
                                         -------    ----------      -----   ----------  -----------   -----------   ------------
Balance at September 30, 1995              1,753    21,057,470      $  17   $  960,708  $19,272,524   $31,773,880   $ 52,007,129
                                         =======    ==========      =====   ==========  ===========   ===========   ============


Balance at December 31, 1995               1,056    24,227,423      $  10     $969,097  $19,590,417   $35,379,001   $ 55,938,525
Exercise of stock options                      -       316,820          -       12,674      726,459             -        739,133
Sales of common stock                          -     3,450,000          -      138,000   75,083,921             -     75,221,921
Restricted stock:
     Amortization of
      unearned compensation                    -             -          -            -       12,500             -         12,500
Conversion of preferred stock             (1,056)        4,080        (10)         162         (152)            -              -
Net income                                     -             -          -            -            -    11,375,580     11,375,580
Adustment to increase acquired
company's net income to a twelve
month amount                                   -             -          -            -            -       701,925        701,925
Costs paid by shareholders on behalf
of the Company                                 -             -          -            -    2,900,000             -      2,900,000
Redemption of dissenter's shares               -             -          -            -   (4,022,411)            -     (4,022,411)
Cash dividend declared - common
stock ($.0566 per share)                       -             -          -            -            -    (1,459,156)    (1,459,156)
Cash dividend declared - preferred
stock ($.04 per share)                         -             -          -            -            -           (12)           (12)
                                         -------    ----------      -----   ----------  -----------   -----------   ------------
Balance at September 30, 1996                  -    27,998,322      $   -   $1,119,933  $94,290,733   $45,997,339   $141,408,005
                                         =======    ==========      =====   ==========  ===========   ===========   ============

                                                       See accompanying notes

                                                   JONES MEDICAL INDUSTRIES, INC.

                                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                            (UNAUDITED)

                                           Nine Months Ended September 30, 1995 and 1996


Cash flows used from operating activities:                                              1995                    1996
                                                                                        ----                    ----
    Net income                                                                      $  8,500,532            $ 11,375,580
    Adjustment to increase acquired company's net income
     above to a twelve month amount                                                            -                 701,925
    Non-cash adjustments:
       Costs paid by shareholders on behalf of the Company                                     -               2,900,000
       Depreciation and amortization                                                   1,771,116               2,899,664
       Provision for uncollectibles                                                       27,000                  64,330
       Loss on asset sales                                                               126,060                 101,359
       Deferred income taxes                                                               8,444                 (95,092)
    Change in assets and liabilities:
       Accounts receivable                                                            (1,303,461)               (950,814)
       Inventories                                                                    (3,679,410)                119,004
       Prepaid expenses and other assets                                                (584,555)             (1,376,728)
       Accounts payable and accrued expenses                                           1,674,866              (2,053,380)
       Income taxes payable                                                              362,341                (864,671)
                                                                                    ------------            ------------
       Net cash from operating activities                                              6,902,933              12,821,177
                                                                                    ------------            ------------
Cash flows used for investing activities:
    Proceeds from sale of assets                                                         766,108                 183,229
    Note receivable from related party                                                    60,201                  60,810
    Acquisition of Tapazole(R)                                                                 -             (26,057,057)
    Acquisition of Brevital(R)                                                       (14,070,000)                      -
    Additions to property, plant and equipment                                        (3,090,011)             (5,275,511)
                                                                                    ------------            ------------
       Net cash used for investing activities                                        (16,333,702)            (31,088,529)
                                                                                    ------------            ------------
Cash flows from (used for) financing activities:
    Proceeds from debt                                                                14,000,000              26,000,000
    Repayment of long term debt                                                       (4,322,937)            (37,758,316)
    Purchase of dissenters' shares                                                             -              (4,022,411)
    Repayment of note payable to former stockholder                                      (99,875)             (2,475,520)
    Payment of dividends                                                                (706,699)             (1,141,347)
    Proceeds from exercise of stock options                                              125,675                 739,133
    Proceeds from common stock sale                                                            -              75,221,921
                                                                                    ------------            ------------

       Net cash from (used for) financing activities                                   8,996,164              56,563,460
                                                                                    ------------            ------------
Increase (decrease) in cash and temporary investments                                   (434,605)             38,296,108
Cash and temporary investments, beginning of period                                    8,542,757               8,221,823
                                                                                    ------------            ------------
Cash and temporary investments, end of period                                       $  8,108,152            $ 46,517,931
                                                                                    ============            ============

                                                      See accompanying notes.


                         JONES MEDICAL INDUSTRIES, INC.

            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CON'T)
                                  (UNAUDITED)

                 Nine Months Ended September 30, 1995 and 1996



Supplemental Disclosures of Cash Flow Information:
-------------------------------------------------

Cash paid during the nine months for:                                                   1995                    1996
                                                                                        ----                    ----
    Interest                                                                        $    165,187            $    354,581
                                                                                    ============            ============
    Income taxes                                                                    $  3,502,945            $  9,489,483
                                                                                    ============            ============








                            See accompanying notes.

                         JONES MEDICAL INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1996
                                  (Unaudited)

1.   GENERAL
     -------

     In August 1996, the Company (also referred to as JMED) acquired Daniels Pharmaceuticals, Inc. ("Daniels"), a Florida corporation, in a business combination accounted for as a pooling of interests by way of a merger (the "Merger") among Daniels, Daniels' parent entity, Galen Drugs of Florida, Inc. ("Galen"), a Florida corporation, and the Company's wholly owned subsidiary, JGD Acquisition Corporation, a Florida corporation. The accompanying financial statements are based on the assumption that the two companies were combined at the beginning of the year, and all financial statements for prior periods presented have been restated to give effect to the combination. Earnings per share data reflects the shares issued in the merger for all periods presented.

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

3.   EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE
     -----------------------------------------------

     Earnings per common and common equivalent share are based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period (24,740,000 and 24,749,000 for the three months and nine months ended September 30, 1995; 29,138,000 and 27,776,000 for the three months and nine months ended September 30, 1996.) The computation assumes that outstanding stock options were exercised and the proceeds used to purchase common shares. It also assumes that the preferred stock was converted to shares of common stock.

4.   INVENTORIES
     -----------

     Inventories are valued at the lower of cost on a first-in, first-out basis or market.

     Inventories are comprised as follows:

                                       December 31,  September 30,
                                           1995          1996
                                                      (Unaudited)
                                       ------------  -------------
     Raw material                      $ 5,613,815    $ 5,217,366
     Work-in-process                     1,130,532      2,051,406
     Finished goods                      6,269,929      5,626,500
                                       -----------    -----------
                                       $13,014,276    $12,895,272
                                       ===========    ===========

5.   PROPERTY, PLANT AND EQUIPMENT
     -----------------------------

     Property, plant and equipment are as follows:

                                       December 31,  September 30,
                                           1995          1996
                                                      (Unaudited)
                                       ------------  -------------
     Land                              $ 2,397,755    $ 2,419,676
     Building and improvements           9,617,331     11,010,547
     Equipment and furniture            10,031,272     13,739,387
     Automobiles                           461,702        418,344
                                       -----------    -----------
                                        22,508,060     27,587,954
     Less accumulated depreciation and
     amortization                        3,848,560      4,840,013
                                       -----------    -----------
                                       $18,659,500    $22,747,941
                                       ===========    ===========

6.   INTANGIBLE ASSETS
     -----------------

     Intangible assets are as follows:

                                           December 31,  September 30,
                                               1995          1996
                                                          (Unaudited)
                                           ------------  -------------
     Distribution systems, trademarks
     and licenses                          $24,336,110     $48,336,110
     Customer list                           6,084,967       6,084,967
     Restrictive covenants and other
     intangibles                             3,142,328       5,209,385
     Goodwill                                4,255,298       4,255,298
                                           -----------     -----------
                                            37,818,703      63,885,760
     Less accumulated amortization           4,883,538       6,805,422
                                           -----------     -----------
                                           $32,935,165     $57,080,338
                                           ===========     ===========

7.   INCOME TAXES
     ------------

     The provisions for income taxes for the nine months ended
     September 30, 1995 and 1996 of $4,953,408 and $8,157,717,
     respectively, are based on an estimated effective annual income tax rate of 37.0% and 42.0%, respectively.

8.   CONTINGENCIES
     -------------

     The Company currently carries product liability coverage of $20,000,000 per occurrence and $20,000,000 in the aggregate on a "claims made" basis. In addition to this coverage, the Company carries a $5,000,000 umbrella policy. There is no assurance that the Company's present insurance will cover any potential claims that may be asserted in the future. In addition, the Company is subject to legal proceedings and claims which arise in the ordinary course of business.

9.   COMMON STOCK SPLIT
     ------------------

     On February 7, 1996, the Board of Directors declared a three-for-two stock split effected in the form of a stock dividend to be paid on March 1, 1996 to holders of record on February 23, 1996. In addition, on May 22, 1996, the Board of
     Directors declared a three-for-two stock split effected in the form of a stock dividend to be paid on June 10, 1996 to holders of record on June 3, 1996. The financial statements, including share and per share data, have been retroactively adjusted to reflect these stock splits.

10.  ACQUISITIONS
     ------------

     TAPAZOLE(R)
     -----------

     On March 18, 1996, the Company entered into a perpetual licensing agreement with Eli Lilly and Company ("Lilly") for the exclusive United States marketing rights to the Tapazole(R) product line. The purchase price of approximately $26.0 million was financed with short-term bank debt of $8.7 million and Lilly financing of $17.3 million for six months. Approximately $24.0 million was allocated to the perpetual license with an amortizable life of 30 years, and $2.0 million was allocated to a restrictive covenant with an amortizable life of 10 years. In connection with the acquisition, the Company entered into a manufacturing agreement with Lilly whereby Lilly will manufacture and supply the Company with Tapazole(R) for a period of at least ten years. In addition, the Company agreed to pay Lilly royalties totalling 5% of net sales of Tapazole(R) for a period of ten years.

     DANIELS PHARMACEUTICALS, INC.
     -----------------------------

     On August 31, 1996 JMED consummated its acquisition of Daniels Pharmaceuticals, Inc., a St. Petersburg, Florida based manufacturer of prescription pharmaceutical products, and the principal operating entity of Galen Drugs of Florida, Inc. (See Note 1). Daniels principal product is Levoxyl, a synthetic thyroid hormone for the treatment of hypothyroidism. Daniels other products include Soloxine, a branded formulation of Levothyrozine for veterinary treatment of hypothyroidism.

     In connection with the merger, the Company issued 2,910,474 shares of its common stock and paid cash consideration of approximately $4,022,000 to dissenting shareholders (in lieu of 4,286 shares of JMED stock). In addition, JMED issued 49,750 shares of its common stock to Daniels Enterprises, Inc. ("DEI"), a subchapter S-Corporation controlled by the principal shareholders of Galen, to acquire the real estate associated with the business. The book value of the real estate acquired was $892,000 at the consummation date of the combination.

     In connection with the Merger, Daniels changed its fiscal year end from September 30 to December 31, which conforms to JMED's year end. The consolidated financial statements for all periods prior to 1996 include Daniels' results of operations on a September 30 fiscal year-end basis and JMED's results of operations on a December 31 calendar year basis.
     The unaudited interim Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Income presented herein combine both entities' results as of September 30, 1996 and for the three months and nine months ended September 30, 1996. Because the conformity of Daniels' fiscal year end has been changed prospectively, Daniels' net income for the three months ended December 31, 1995 has been added directly to retained earnings of the combined Company. During the three months ended December 31, 1995, Daniels reported sales of

     $4,206,864 and net income of $701,925.  The Condensed
     Consolidated Statements of Cash Flows for the nine months ended September 30, 1996 combines JMED's cash flows for that period with the cash flows of Daniels for the twelve months ended September 30, 1996.

     Nonrecurring merger expenses related to this acquisition totaled $5,664,585, comprised primarily of costs paid by shareholders on behalf of the Company, investment banking and professional fees, and severance costs and have been charged to the Company's operations during the third quarter of 1996.

     Combined results for JMED and Daniels for the three months and nine months ended September 30, 1996 and 1995 are as follows (in thousands):

                               Three Months Ended            Nine Months Ended
                                 September 30,                 September 30,

                              1996           1995           1996           1995
                              ----           ----           ----           ----
      Sales:
         JMED               $22,749        $15,250        $60,738        $39,991
         Daniels              3,475          4,516         13,072         12,902
                            -------        -------        -------        -------
                            $26,224        $19,766        $73,810        $52,893

     Net Income:
         JMED               $ 2,143        $ 2,338        $10,323        $ 6,512
         Daniels               (354)           857          1,053          1,989
                            -------        -------        -------        -------
                            $ 1,789        $ 3,195        $11,376        $ 8,501

11.  COMMON STOCK OFFERING
     ---------------------

     On April 3, 1996 and April 23, 1996 the Company sold a total of 3,450,000 shares of common stock as contemplated in the Company's Registration on Form S-3. Net proceeds of the common stock offering were approximately $75,000,000.

12.  SUBSEQUENT EVENTS
     -----------------

     On October 24, 1996 the Company announced an agreement with Abana Pharmaceuticals, Inc. ("Abana") and the holders of a majority of Abana's outstanding stock for the acquisition of Abana by means of a merger into a subsidiary of the Company.

     Under the terms of the transaction, the Company will issue approximately 420,000 shares of its common stock to Abana's stockholders to acquire 100% ownership. Although Abana's founders and principal stockholders currently hold a majority of the outstanding shares of Abana and have adopted and approved the transaction, final closing of the transaction will be deferred until a registration statement relating to the transaction is filed and becomes effective under federal securities law and formal notice of the transaction is given to Abana's other stockholders in accordance with Delaware law. The Agreement contemplates that the transaction will become effective at or near December 31, 1996.

     Abana, headquartered in Birmingham, Alabama, is a growing regional marketer of seven specialty prescription products.

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
-----------------------------------------------------------
OPERATIONS AND FINANCIAL CONDITION
----------------------------------

The following table sets forth, for the two interim periods indicated, the percentages which certain components of the Consolidated Statements of Income bear to product net sales and the percentage change of such components (based on aggregate dollars) as compared to the prior year.


                                                          PERCENTAGE                    PERCENTAGE
                                                           INCREASE                      INCREASE
                                                          (DECREASE)                    (DECREASE)
                                                          AGGREGATE                     AGGREGATE
                                      THREE MONTHS ENDED    DOLLAR   NINE MONTHS ENDED    DOLLAR
                                         SEPTEMBER 30,      AMOUNT     SEPTEMBER 30,      AMOUNT
                                         -------------      ------     -------------      ------

                                         1995      1996                1995      1996
                                         ----      ----                ----      ----
Sales                                   100.0%    100.0%     32.7%    100.0%    100.0%     39.5%
Cost of sales                            43.7      41.5      26.0      44.0      41.1      30.3
Gross profit margin                      56.3      58.5      37.9      56.0      58.9      46.8
Selling, general and
 administrative expenses:
     Selling                             16.4      14.0      13.2      17.7      15.1      19.0
     General and administrative          10.6       7.1     (11.6)      9.9       8.4      18.2
     Research and development             0.5       0.1     (63.0)      0.6       0.4     (14.5)
     Amortization                         1.9       2.7      87.6       1.9       2.6      92.3
     Acquisition costs                    0.0      21.6       N/A       0.0       7.7       N/A
         Total selling, general
         and administrative
         expenses                        29.4      45.5     105.4      30.1      34.1      58.2
Operating income                         26.9      13.0     (35.8)     25.9      24.8      33.6
Interest income                           0.3       2.9    1007.8       0.4       2.2     732.7
Interest (expense)                       (0.8)     (0.4)    (33.9)     (0.7)     (0.6)     34.6
Other (expense)                           0.0       0.1    1469.8      (0.2)      0.0     115.7
Income before income taxes               26.4      15.6     (21.6)     25.4      26.5      45.2
Provision for income taxes               10.3       8.8      13.7       9.4      11.1      64.7
Net income                               16.2       6.8     (44.0)     16.1      15.4      33.8


                             RESULTS OF OPERATIONS
                             ---------------------

SALES
-----

The following summarizes approximate sales activity by product category for the third quarter ended September 30:

SALES BY PRODUCT CATEGORY

                                      1995          %           1996         %
                                      ----          -           ----         -
Pharmaceutical products           $11,521,000      58.0      $18,282,000    70.0
Vitamin and Nutritional
Supplement products                 8,245,000      42.0        7,942,000    30.0
                                  -----------     -----      -----------   -----
Total Sales                       $19,766,000     100.0      $26,224,000   100.0
                                  ===========     =====      ===========   =====

Sales for the third quarter ended September 30, 1996 increased 33% to $26.2 million from $19.8 million in the third quarter of 1995. The Company's sales increased primarily due to a 58% increase of branded pharmaceutical products which is attributed to the following: nine months sales of the September 1, 1995 acquisition of Brevital(R), and six and one-half months sales of the March 16, 1996 acquisition of Tapazole(R).

The following summarizes approximate sales activity by product category for the nine months ended September 30:


SALES BY PRODUCT CATEGORY

                                      1995          %            1996        %
                                      ----          -            ----        -
Pharmaceutical products           $30,641,000      58.0      $48,944,000    66.0
Vitamin and Nutritional
Supplement products                22,252,000      42.0       24,866,000    34.0
                                  -----------     -----      -----------   -----
Total Sales                       $52,893,000     100.0      $73,810,000   100.0
                                  ===========     =====      ===========   =====

Sales for the first nine months of 1996 increased 40%, to $73.8 million compared to $52.9 million for the same nine months of 1995.

Sales of pharmaceutical products increased 60% for the same reasons as the three month period ending September 30, 1996 described above.

GROSS PROFIT
------------

Gross profit during the third quarter of 1996 increased 37.9% in total dollars and 2.2% to 58.5%, as a percent of sales as compared to the same period of 1995, due to increases in sales of higher margin products.

Gross profit for the first nine months of 1996, as compared to the first nine months of 1995, increased 46.8% in total dollars, or 2.97% to 58.9% as a percent of sales, for the same reason as third quarter results improved.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
--------------------------------------------

Selling expenses decreased 2.4%, as a percent of sales, however in aggregate dollars increased $430,000 during the third quarter of 1996 over the third quarter of 1995 due, primarily, to expenses associated with additional sales representatives. Selling expenses for the nine month period ended September 30, 1996 were up 19% in the aggregate or $1.8 million, compared to the same period in 1995. As a percent of sales, expenses decreased by 2.6% for the same reasons as third quarter.

General and administrative expenses during the third quarter of 1996, compared to third quarter of 1995, decreased 11.6% in aggregate terms due to decreases in overhead via the consolidation of the administration of Daniels Pharmaceuticals, Inc. on August 31, 1996 ("Daniels"). General and administrative expenses, as a percent of sales, decreased from 10.6% during the third quarter of 1995 to 7.1% during the 1996 third quarter due to efficiencies of the St. Louis operations. The nine month period ended September 30, 1996 as compared to the nine month period ended September 30, 1995 increased 18.2% in the aggregate or $1.0 million, but decreased as a percent of sales from 9.9% to 8.4%. This increase is due primarily to annual salary increases and normal increased operation expenses.

Amortization expenses associated with intangible assets included in selling, general and administrative expenses increased as a percent of sales from 1.9% to 2.7% or $325,000 during the third quarter of 1996 as compared to the third quarter of 1995 due to the additional amortization of certain assets associated with the Brevital(R) and Tapazole(R) acquisitions.

Acquisition costs incurred during the third quarter of 1996 of $5,664,585 represent one time costs associated with the pooling of interests transaction in connection with the Daniels acquisition.

OPERATING INCOME
----------------

Operating income during the third quarter of 1996, compared to the third quarter of 1995, decreased 35.8% in total dollars primarily due to the one time costs associated with the
acquisition of Daniels.   For the same reasons, operating income
decreased, as a percent of sales, from 26.9% in the 1995 third quarter to 13.0% in the 1996 third quarter.

For the first nine months of 1996 operating income was up 33.6%, or $4,611,000 in total dollars due to higher gross profit margins but down 1.1% as a percent of sales, over the same period of 1995 for the same reasons third quarter results decreased due to the one time acquisition costs.

OTHER INCOME (EXPENSES)
-----------------------

Interest income for the third quarter increased 1007.8% over the same quarter of 1995 and 732.7% during the nine months of 1996 over 1995 due to larger cash balances on hand resulting from the sale of common stock in April, 1996.

Interest expense was down 33.9% for the third quarter of 1996, compared to third quarter of 1995 due to the repayment of debt. However, interest expense for the first nine months of 1996 was up 34.6% over the same period of 1995 due to the debt associated with the Brevital(R) acquisition.

INCOME TAXES
------------

The provision for income taxes for the third quarter and first nine months of 1996 are based on estimated effective income tax rates of approximately 56.4% and 41.8% respectively. The increase in the estimated effective income tax rates in 1996 over 1995 is due to the nondeductibility of certain acquisition expenses.

NET INCOME
----------

Earnings per share decreased 267.4% to $.06 per share on 29,138,000 average shares outstanding for the third quarter 1996 from $.13 per share on 24,740,000 average shares outstanding for the third quarter 1995 and increased 378.2% to $.41 per share on 27,776,000 average shares outstanding for the nine months ended September 30, 1996, from $.34 per share in the same period of 1995 on 24,749,000 shares outstanding.

Before a $5.7 million one time pretax charge for expenses relating to the August 1996 acquisiton of Daniels Pharmaceuticals, Inc., in a pooling of interest transaction, net income for the 1996 third quarter was $6.1 million up 89% over the same quarter of 1995 and earnings per share were $.21 up from $.13. For the nine months ending September 30, 1996, net income was $15.6 million up 84% over the same period of 1995 and earnings per share were $.56 up from $.35.

FINANCIAL CONDITION
-------------------

Balance Sheet Information
-------------------------

At September 30, 1996 the Company's current ratio increased to 8.0:1 from 2.3:1 at December 31, 1995 due to an increase in cash from the sale of common stock in April, 1996. Working capital increased to $63.4 million from $18.8 million at December 31, 1995 and debt as a percent of equity decreased from 20.4% at December 31, 1995 to 6.3% at September 30, 1996.

Total assets increased $68.6 million at September 30, 1996 over year-end 1995 to $154.9 million and total liabilities decreased
$16.8 to $13.5 million. The above ratios were most significantly impacted from the approximate net proceeds of $75,000,000 received in April from the stock offering.

Inventories decreased slightly at September 30, 1996 from those at December 31, 1995, primarily, due to better forecasting of needs.

Accounts receivable increased at September 30, 1996 over December 31, 1995 due to increased sales.

                          PART II - OTHER INFORMATION
                          ---------------------------

ITEM 1.  LEGAL PROCEEDINGS
--------------------------

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

EXHIBITS

None.

REPORTS ON FORM 8-K
-------------------

The Registrant filed two (2) Current Reports on Form 8-K during the quarter for which this Report on Form 10-Q is filed. The first Form 8-K was dated July 30, 1996 and reported, pursuant to Item 2 of Form 8-K, the signing of a definitive agreement for the Registrant to acquire all of the outstanding shares of stock of Daniels Pharmaceuticals, Inc. ("Daniels"), by way of a merger with its parent entity. The second Form 8-K was dated August 30, 1996 and reported, pursuant to Item 2 of Form 8-K, the Registrant's acquisition of all of the outstanding shares of stock of Daniels by way of a merger among Daniels, Daniels' parent entity, Galen Drugs of Florida, Inc. and the Registrant's wholly owned subsidiary, JGD Acquisition Corporation in a reorganization transaction qualifying under Section 368(a) of the Internal Revenue Code of 1986, as amended. Financial statements, as required, were subsequently filed on Form 8-K/A, dated October 1, 1996.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             JONES MEDICAL INDUSTRIES, INC.



Date:  November 14, 1996                     By: /s/ Dennis M. Jones
     --------------------------------           --------------------------------
                                                Dennis M. Jones, President



Date:  November 14, 1996                     By:  /s/ Judith A. Jones
     --------------------------------           --------------------------------
                                                Judith A. Jones,
                                                Executive Vice President and
                                                Principal Financial and
                                                Accounting Officer