Form 10-K
period 1996-12-31
JONES MEDICAL INDUSTRIES INC /DE/
filed 1997-03-13
CIK 793613

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-K

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Fiscal Year Ended December 31, 1996

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from __________ to __________.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                 Yes   X                                 No ___
                      ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 3, 1997, is approximately $690.0 million.

Number of shares outstanding of registrant's Common Stock as of March 3, 1997:
28,569,651.

The following documents are incorporated by reference in Part III hereof:  None

INTRODUCTORY NOTES

All historical financial information appearing in this report has been restated for all prior periods to reflect (i) a three for two split of the Company's Common Stock effective March 1, 1996, and a second three for two split of the Company's Common Stock effective June 10, 1996, and (ii) the acquisition on August 30, 1996, of Galen Drugs of Florida, Inc. and its principal operating subsidiary (the "Daniels Acquisition") in a transaction treated as a "pooling of interests" for accounting and reporting purposes. As a "pooling of interests" transaction, the operations acquired as a result of the Daniels Acquisition are deemed to have been owned and conducted by the Company for all prior periods.

Tapazole(R), Levoxyl(R), Thrombin-JMI(TM), Thrombinar(R), Brevital(R)Sodium, Bronson(TM), Bronson Pharmaceutical(TM), MD Pharmaceutical(TM), Liqui-Char(R), Therevac(R), Derma-Scrub(R), Soloxine(R), Nasabid(R), Vanex(TM), and Obenix(R) are trademarks owned by or under license to the Company. All other trademarks and registered trademarks used in this Form 10-K are the property of their respective owner. Unless the context otherwise requires, references herein to "JMI" or the "Company" refer to Jones Medical Industries, Inc. and its subsidiaries.

The following discussion contains forward-looking statements that involve risks and uncertainties. Certain of these risks and uncertainties are discussed below in Item 1 as they relate to the Company's existing operations and strategies and in Item 7 as they relate to the Company's results of operations and financial condition. The Company's actual results in future periods may differ significantly from the results discussed in or anticipated by such forward-looking statements.


                                     PART I

ITEM 1.  BUSINESS

GENERAL

         Jones Medical Industries, Inc. is engaged in the manufacture, marketing and sale of pharmaceuticals and nutritional supplements. Founded in 1981, the Company markets a wide variety of pharmaceuticals and branded nutritional supplements under its own trademarks and tradenames. All of the Company's product lines have been acquired through a series of acquisitions which have complemented or expanded its existing lines of business. The Company intends to leverage its existing marketing and sales capabilities through additional strategic acquisitions of complementary products and businesses, by expanding and increasing the penetration of its existing customer base, and through the introduction of new formats for pharmaceuticals and new formulations for nutritional supplements. During 1996, sales of pharmaceuticals and nutritional supplements accounted for approximately 68% and 32% of the Company's total sales, respectively.

BUSINESS STRATEGY

         The Company's business strategy is to acquire specialty product lines or operations that complement or expand the marketing or distribution of existing product lines and to develop and apply marketing initiatives to such products. The key elements of the Company's strategy include:

         Acquire and Build Market Share in Specialty Pharmaceuticals. Since inception, the Company has purchased domestic rights to certain specialty pharmaceuticals addressing markets such as critical care treatments involving hemostasis and anesthesia and prescription treatments for thyroid disorders. JMI intends to continue to seek the rights to products that it believes can benefit from focused marketing efforts.

         Leverage Established Pharmaceutical Marketing and Sales Efforts. JMI intends to maximize productivity of its sales force through replacement of existing, lower-volume products with new products with larger market opportunities. In addition, the Company intends to raise the awareness of selected products through targeted sales efforts focused on hospital pharmacists, prescribing physicians and other health care professionals in the United States.

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

SIGNIFICANT OPERATING EVENTS DURING 1996

        As a result of two significant acquisitions completed in 1996, the Company currently derives a significant portion of its revenues from the sale of Tapazole and Levoxyl which are pharmaceutical products relating to the treatment of thyroid conditions. These pharmaceutical products represent new product lines in which the Company has only limited direct marketing experience to date. A substantial percentage of the prescriptions for pharmaceutical products used in the treatment of thyroid conditions has historically arisen from office-based endocrinologists and internal medicine specialists rather than through hospital pharmacies which have been the focus of the Company's marketing and sales of its critical care pharmaceuticals. During the course of 1996, the Company significantly expanded its sales and marketing staff to address this additional marketing focus and, on December 31, 1996, acquired Abana Pharmaceuticals, Inc., a company engaged in the marketing, distribution and sale of prescription pharmaceuticals. There can be no assurance that the Company will be successful in efforts to integrate and expand its sales and marketing efforts directed toward office-based physician prescribers. The failure successfully to market and sell the pharmaceutical product lines acquired during 1996 could have a material adverse effect on the Company's business, financial condition and results of operations.

         Acquisition of the Rights to Tapazole. On March 18, 1996, the Company acquired from Eli Lilly and Company ("Lilly") the exclusive perpetual domestic right to market and distribute Tapazole (methimazole, USP) in the United States. The purchase price for Tapazole was $26.0 million, of which one-third was paid in cash at closing and the remainder of which was paid, without interest, in installments in June and September, 1996. In addition to the purchase price, the Company will pay Lilly a royalty equal to 5% of the Company's net sales of Tapazole during the first 10 years following the acquisition. The Company also entered into a 10 year manufacturing agreement with Lilly pursuant to which Lilly will continue to manufacture Tapazole for the Company.

         The Daniels Acquisition. On August 30, 1996, the Company acquired Galen Drugs of Florida, Inc. and its principal operating subsidiary, Daniels Pharmaceuticals, Inc. ("Daniels"), and related assets in exchange for an aggregate of 2,960,224 shares of the Company's Common Stock and cash in the amount of $4.0 million. Daniels is a St. Petersburg, Florida, based manufacturer and distributor of prescription pharmaceutical products whose principal product is Levoxyl, a synthetic thyroid hormone for the treatment of hypothyroidism. Prior to its acquisition by the Company, Daniels maintained an in-house sales and marketing staff of 30 persons, focusing primarily on sales and promotion of its products to endocrinologists and other office-based physician prescribers.

         Acquisition of Abana Pharmaceuticals, Inc. Effective as of the close of business on December 31, 1996, the Company completed the acquisition of Abana Pharmaceuticals, Inc. ("Abana"), in which it previously owned an approximately 16% interest, in exchange for 420,553 shares of the Common Stock of the Company. Abana, formed in 1988, was engaged in the marketing, distribution and sale of branded generic prescription pharmaceuticals under its own trademarks and tradenames and had net sales of approximately $6.0 million for its 1996 year. Its principal products are marketed to prescribing physicians under the Nasabid, Vanex and Obenix tradenames. Abana's sales and marketing organization included 55 sales representatives marketing products to physicians in 15 states. Sales of Abana's product lines are primarily to drug wholesale companies who provide pharmaceuticals to retail pharmacies filling individual prescriptions.

PRINCIPAL PRODUCTS AND PRODUCT LINES

         Pharmaceuticals. The Company markets and distributes a variety of branded pharmaceuticals, which accounted for approximately 61% of the Company's sales in 1996. The Company's principal branded pharmaceuticals primarily serve the thyroid treatment and the critical care segments of the health care industry and are as follows:

         Thyroid Treatment Pharmaceuticals.

         Tapazole. Tapazole is an anti-thyroid product used for the treatment of hyperthyroidism; the extreme form of hyperthyroidism is commonly known as 'Graves' Disease.' Tapazole is prescribed to inhibit the synthesis and production of natural thyroid hormones and to reduce the size of the goiter (an abnormal growth resulting from overactivity of the thyroid gland). Although the Company is not aware of any generic forms of Tapazole in the marketplace, Tapazole faces competition from the generic pharmaceutical, propylthiouracil ("PTU"). PTU is manufactured by Lederle Labs ("Lederle"), a division of American Cyanamid Company, which has greater financial resources than the Company, and is marketed and distributed by a number of independent generic pharmaceutical companies who acquire product from Lederle. During the period from the Company's acquisition of Tapazole on March 18, 1996 through December 31, 1996, the Company had net sales of $12.3 million relating to Tapazole, equal to 12.3% of the Company's 1996 sales.

         Levoxyl. Levoxyl is a synthetic thyroid hormone for the treatment of hypothyroidism and is reported to be the second most widely prescribed brand of levothyroxine in the United States. Levothyroxine pharmaceuticals are used to supplement or enhance endocrine levels produced by underactive thyroid glands. The U.S. domestic market for levothyroxine is estimated at $300 million annually and is dominated by Synthroid(R) which is manufactured by Knoll Pharmaceutical Company, a subsidiary of Boots Plc, which has substantially greater sales, marketing and financial resources than the Company. Competitive action in the marketing and distribution of Synthroid(R) could disrupt the Company's strategies for market development of Levoxyl and have a material adverse effect on the Company's business and financial condition and its results of operations. The Company's sales of Levoxyl were $14.2 million or approximately 14.2% of total 1996 sales.

         Critical Care Pharmaceuticals.

         Thrombin-JMI and Thrombinar. During invasive surgical procedures, surgeons typically limit bleeding in order to control blood loss and maintain visibility of the surgical site. Surgeons may apply pressure bandages, suture severed vessels and/or use a topical hemostatic agent to maintain the surgical site. In most cases, collagen, cellulose or thrombin-based hemostatic agents are used because of their ability to rapidly begin the clotting process. The Company's products, Thrombin-JMI and Thrombinar, are thrombin-based topical hemostatic agents derived from bovine blood. The Company's thrombin products offer advantages over collagen and cellulose products because of faster activity in the surgical site. Additionally, because of their physical characteristics, JMI's thrombin products do not need to be removed from the surgical site prior to closure, whereas non-thrombin competing products need to be removed, often leading to recurrence of bleeding. Thrombin-JMI was introduced in 1995 and differs from Thrombinar in that Thrombin-JMI does not require refrigeration, and is therefore more convenient in the operating room. The topical hemostat market was estimated to be greater than $90 million in the United States in 1996. The Company's branded thrombin products accounted for 15% of the United States topical hemostat market and 70% of the United States topical bovine thrombin market in 1996. Thrombin-JMI and Thrombinar accounted for 13.5% of total Company sales in 1996. The Company's first thrombin product, Thrombinar, was acquired by JMI from Armour Pharmaceuticals ("Armour") in 1989. Thrombin-JMI is manufactured at the Company's wholly-owned subsidiary GenTrac, Inc. ("GenTrac"). Thrombinar was manufactured by Armour for JMI until September 1995 when it was replaced by Thrombin-JMI.

         Brevital Sodium. The intravenous ("I.V.") anesthetic market is split into segments based on type and length of therapeutic, diagnostic or surgical procedures. Short-term general anesthesia is required when performing minor surgical procedures such as dental surgery, cardioversion and other brief ambulatory surgeries. Long-term general anesthesia is required when more complex and invasive surgical procedures are performed. In order to administer long-term general anesthesia, induction agents are used to begin the anesthetic event and are subsequently followed by another drug or gas to maintain the anesthesia. The Company's product, Brevital Sodium ("Brevital"), is a general I.V. anesthetic agent that addresses both the short-term and long-term anesthesia markets and was originally introduced by Lilly in 1961. Brevital is used in short-term procedures because of its rapid onset of action and minimal recovery time. Brevital's rapid onset of action also makes it a useful induction agent for long-term general anesthesia prior to the administration of another agent to maintain the anesthesia. The I.V. anesthetic market in the United States is estimated to be $500 million. In August 1995 the Company acquired from Lilly an exclusive domestic perpetual license to distribute Brevital. During 1996, the Company had sales of Brevital of $7.2 million or 7.2% of total sales.

         Other Pharmaceuticals. The Company also manufactures and distributes other branded pharmaceuticals under numerous trademarks and tradenames, the most prominent of which are Liqui-Char, a toxin antidote, Therevac, a mini-enema for rehabilitation therapy, and the Derma-Scrub line of anti-micorbial soaps and lotions. In addition to Levoxyl, the Company also manufactures levothyroxine products for veterinary use in the treatment of hypothyroidism in pets under the name Soloxine. Combined, sales of all other branded pharmaceutical products accounted for approximately 14.0% of the Company's total sales in 1996, including approximately 3.5% of total sales which were directed to the veterinary market.

         As a result of the acquisition of Abana, the Company now also markets and distributes several product lines of branded generic pharmaceuticals, including Obenix, an orally effective appetite suppressant in capsule form, Nasabid, a long-acting, low-dose decongestant/expectorant tablet, and Vanex Forte, a long-acting antihistamine/decongestant.

         Nutritional Supplements. The Company markets and distributes a full line of branded nutritional supplements, which accounted for approximately 23.5% of the Company's total sales in 1996. The Company's branded nutritional supplements are marketed under the Bronson Pharmaceutical and MD Pharmaceutical tradenames. The Bronson Pharmaceutical product line consists of over 260 branded vitamin, mineral and herbal extract formulations. The products include multi-vitamins, mineral formulations, individual vitamins, antioxidants, herbal formulations and personal care products. The Bronson Pharmaceutical product line accounted for approximately 21.5% of the Company's total sales in 1996.

         Products bearing the MD Pharmaceutical tradename are sold exclusively through military base retail outlets and consist of a broad line of branded nutritional supplements which compete with national brands.

Sales of MD Pharmaceutical products have declined in recent years, primarily as the result of the reduced number of active duty military personnel and related reorganizations and cutbacks affecting the military commissary system.

MARKETING AND SALES

         The Company markets and promotes its products primarily through a direct sales force and by direct mail. The Company also attends major medical conventions and symposia and utilizes advertising in trade publications. The Company maintains product line sales staffs directed to the physician, hospital and nutritional markets together with an internal marketing staff which provides marketing administration and support and customer service. The Company also utilizes independent sales representatives for marketing certain products.

         Pharmaceuticals. The Company's marketing and sales staff for pharmaceuticals and critical care products consists of 104 field sales personnel (including 10 managers, 77 field physician sales representatives and 17 hospital sales managers), 15 marketing and customer support specialists, a hospital group contract coordinator and a product manager. The pharmaceutical sales and marketing staffs are organized into separate groups for physician-oriented and hospital-oriented product lines, with each group reporting to a staff Vice President of Sales.

         Marketing activity for physician prescribed pharmaceuticals focuses upon inducing the physicians to prescribe the Company's products.
Prescriptions for these products are filled by retail pharmacies, which purchase the products from wholesale drug distributors. In addition to selling efforts based upon the merits and characteristics of its products, the Company provides physicians with sample product packages for trial use by patients and to aid in establishing dosage levels prior to the time at which prescriptions are written. The cost of sampled products, including related packaging and recordkeeping expense, is charged as a selling expense.

         Sales activities for the Company's critical care pharmaceuticals are focused on major hospital buying groups which, in the aggregate, manage and contract for a majority of the purchasing of pharmaceuticals for private sector hospitals through bid and contract agreements. Although the Company's marketing efforts focus upon individual hospitals' Directors of Pharmacy as the ultimate decision-maker, the Company presently has contracts for one or more product lines with substantially all of the major hospital buying groups.

         The Company distributes both its prescription and critical care pharmaceuticals through all major full-line wholesale drug distributors in the United States. Although one of such distributors accounted for approximately 8% of total sales (and approximately 11% of pharmaceutical sales) during 1996, the role of such distributors in the pharmaceutical market does not relate to the Company's marketing efforts to create or stimulate demand for products or to physician or consumer use or such products.

         Nutritional Supplements. The Company markets the Bronson Pharmaceutical product line directly to consumers and health care and nutritional professionals through catalogs and direct mailings to a database that includes health care and nutritional professionals as well as mail order and retail customers. The Company maintains a telemarketing sales force of 18 persons which processes orders. The majority of sales and shipments arise from prepaid telephone, facsimile or mail orders. Orders are processed and filled at the Company's distribution center in St. Louis, Missouri, usually within 24 hours of entry, and are shipped by United Parcel Service or parcel post with shipping and handling costs added to the price. In addition to direct mail sales, the Bronson Pharmaceutical product line is distributed through retail pharmacy and health food store accounts. The MD Pharmaceutical product line is marketed to military outlets by independent sales representatives.

MANUFACTURING

         The Company manufactures pharmaceuticals at its facilities in Canton, Ohio, St. Petersburg, Florida, Middleton, Wisconsin, and St. Louis, Missouri, each of which is registered with the United States Food and Drug Administration ("FDA"). The Company manufactures and formulates nutritional supplements at its facilities in Tempe, Arizona.

         The Company has manufactured pharmaceuticals at its Canton, Ohio, facility since March 1984. The Company's Daniels operations have manufactured pharmaceuticals at the St. Petersburg facility since 1975. At each of such facilities, the Company processes raw materials purchased from outside sources and produces products in tablet form. Content, shape and color of most such products are produced within the guidelines of FDA regulations pertaining to over-the-counter drugs or prescription drugs that were marketed prior to 1938. The St. Petersburg facility is also licensed by the FDA to produce "new drugs" introduced after 1938 and, as such, pharmaceuticals produced at that location are subject to more extensive regulatory controls.

         In 1991, in connection with the Company's acquisition of GenTrac, the Company assumed operations of the GenTrac facility located in Middleton, Wisconsin which is licensed by The Center for Biologics Evaluation and Research ("CBER"), a Division of the FDA, for the production of therapeutic and diagnostic thrombin products. Biological products such as Thrombin-JMI must be produced at a licensed biologic facility specifically licensed to manufacture that product. The Company's GenTrac facility, which produces Thrombin-JMI, is licensed for the production of thrombin United States Pharmacopoeia ("U.S.P.") products and also acts as a contract manufacturer of Thrombogen(R), a line of proprietary thrombin products manufactured for Johnson & Johnson Medical, Inc. ("Johnson & Johnson") under distribution and development agreements. Additions to the Gentrac facility have expanded production capacity to meet the Company's and Johnson & Johnson's combined product demand. Production of thrombin products for Johnson & Johnson respresented approximately 25% of GenTrac's total production for 1996 and approximately $4.0 million of the Company's 1996 total sales. A reduction in the volume of product sold to Johnson & Johnson, or a failure to continue production for it on terms satisfactory to the Company upon expiration of the current contract in the year 2000, could adversely affect overhead rates at the facility and have a material adverse effect upon the Company's operating results.

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

         The Company utilizes available excess capacity at its manufacturing facilities to produce pharmaceuticals and nutritional supplements for other branded and generic distributors, in bulk or packaged (private label) form. The Company's marketing efforts with respect to contract manufactured products are conducted both internally and through independent commissioned sales representatives. Contract manufacture, other than sales of thrombin products to Johnson & Johnson, relates primarily to nutritional supplements and represented approximately 10.5% of the Company's total sales during 1996.

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

         In 1996, the Company manufactured approximately 75% of its total products sold and approximately 70% of its branded products sold. The percentage of products manufactured is subject to variance from year to year based not only on the relative mix of the Company's existing product lines, but also as a result of acquisition activity. Accordingly, increases in percentage of in-house manufacturing arising from the Company's current production of JMI-Thrombin at its Gentrac facility and its production of Levoxyl and other products resulting from the Daniels Acquisition are offset by Lilly's contract manufacture of Brevital and Tapazole products for the Company.

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

         Brevital and Tapazole are each manufactured for the Company by Lilly from whom these product lines were acquired. Pursuant to each such acquisition, the Company obtained a perpetual, exclusive license to market and distribute the product in the United States and entered into 10-year manufacturing agreements with Lilly for supply of the products. As to either product, the manufacturing agreement may be terminated by Lilly at any time after the first five years by giving at least five years notice to the Company prior to ceasing the manufacture of the product for the Company. The Brevital agreement was entered in August 1995 and the Tapazole agreement was entered in March 1996. In the event of such termination, Lilly has agreed to use reasonable efforts to assist the Company in obtaining all the necessary licenses and approvals to enable the Company or an alternative manufacturer to manufacture the product. Although Lilly continues to manufacture and distribute Brevital and Tapazole for its own account in connection with foreign markets, there can be no assurance that Lilly will continue to meet FDA or product specification standards for Brevital or Tapazole or that the Company's demands for these products can be met in a consistent and timely manner. Lilly is the sole manufacturer of Brevital and of Tapazole and any alternative manufacturer would require regulatory change-in-site qualification to manufacture the product. In the event of any interruption in the supply of Brevital or Tapazole from Lilly due to regulatory or other causes, there can be no assurance that the Company could make alternative manufacturing arrangements on a timely basis, if at all. Such an interruption would have a material adverse effect on the Company's business, financial condition and results of operations.

PRINCIPAL CUSTOMERS AND SUPPLIERS

         No one customer accounted for 10% or more of the Company's sales in 1996.

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

         The Company relies on certain suppliers of key raw materials to provide an adequate supply of such materials for production of finished products. Certain materials are purchased from single sources. In particular, the manufacture of Brevital and of Tapazole are each dependent upon Lilly's ability to procure certain raw materials used in the manufacture of such products. Although the Company has no reason to believe that Lilly will be unable to procure adequate supplies of such raw materials on a timely basis, disruptions in supplies of Brevital or Tapazole, including delays due to Lilly's inability to procure raw materials, would have a material adverse effect on the Company's business, financial condition and results of operations.

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

         Tapazole competes with PTU, a generic pharmaceutical manufactured by Lederle and sold by a number of independent generic pharmaceutical companies. Levoxyl competes with Synthroid(R), which is produced by Knoll Pharmaceutical Company, and a number of other synthetic thyroid hormones. The Company's thrombin product lines compete with those produced for and marketed by Johnson & Johnson and with thrombin products distributed by Parke-Davis, a division of the Warner-Lambert Company. The Company's thrombin products also compete with other hemostatic agents, including Gelfoam, manufactured by Pharmacia & Upjohn, Inc., and Surgicel, manufactured by Johnson & Johnson. Brevital faces competition in the I.V. anesthetic market from other I.V. anesthetic products, including Diprivan, which is produced by Stuart Pharmaceuticals, a business unit of Zeneca, Inc., and Versed, produced and marketed by Roche Labs, a division of Hoffmann-LaRoche, Inc. Each of these competitors has substantially greater marketing, sales and financial resources than the Company.

         Just as certain of the Company's pharmaceutical products face actual or potential competition from generic pharmaceuticals, the Company's lines of branded generic pharmaceuticals acquired as a result of the Abana acquisition face competition from both original branded formulations of the products and from unbranded generic equivalents of the products. Further, although the former Abana product lines are available only by prescription, such products also compete with branded and generic over-the-counter product formulations for the treatment of similar ailments.

         The market for nutritional supplements is characterized by extensive competition, frequent new product introductions, short product life cycles and changing customer preferences. The Company is subject to competition from the retail market, as well as the mass-market, direct-mail market, for nutritional supplements, and there can be no assurance that the Company's targeted direct-market approach will remain a viable alternative within the industry or that other competitors may not enter the targeted direct-mail market and offer products similar to those offered by the Company. Many of the Company's existing and potential competitors in the nutritional supplements industry have greater financial, marketing and research capabilities than the Company.

TRADEMARKS

         The branded products sold by the Company are sold under a variety of trademarks. While the Company believes that it has valid proprietary interests in all currently used trademarks, only certain of the trademarks are registered with the United States government. The Company's licenses from Lilly for the Brevital and Tapazole trademarks are limited to the United States and its right to utilize the MD Pharmaceutical brand name is restricted to the United States military and its outlets.

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

         Pharmaceuticals. All pharmaceutical manufacturers, including the Company, are subject to regulation by the FDA. New drugs must be approved by the FDA before they may be marketed, except for those prescription drugs about which the FDA has knowledge but for which the FDA is not requiring applications either because of 'grandfather status' under 1938 legislation, 'grandfather status' under 1962 legislation, or for other reasons. The FDA has the authority to revoke existing approvals, or to review the status of currently exempt pharmaceuticals and require application and approval, of prescription drugs if new information reveals that they are not safe or effective and also regulates the advertising of prescription drugs. The Company's marketing of OTC drugs is affected by the establishment of FDA monographs, a regulatory system arising under 1962 legislation. FDA monographs effectively exempt from FDA approval OTC drugs which are produced and labeled in accordance with the standards set forth in FDA regulations. The rulemaking process to establish or revise an FDA monograph allows a 12 month grace period to make appropriate formulation or label changes following publication of the final monograph. The FTC regulates advertising of OTC drug products. Drug products must be manufactured, packaged, and labeled in accordance with their approvals and in conformity with current good manufacturing practice ("CGMP"). The Company is subject to periodic inspection by the FDA to assure such compliance. Drugs must be distributed, sampled and promoted in accordance with FDA requirements. The Company also manufactures and sells drugs which are "controlled substances" as defined in the Controlled Substances Act, which establishes certain security and record keeping requirements administered by the DEA, a division of the Department of Justice. The FDA has extensive enforcement powers over the activities of pharmaceutical manufacturers, including authority to seize and prohibit the sale of unapproved or non-complying products, and to halt manufacturing operations that are not in compliance with CGMP. Both the FDA and DEA may impose civil penalties and seek criminal penalties arising from non-compliance with applicable regulations. Any restriction or prohibition applicable to sales of products marketed by the Company could materially adversely affect the Company's business, financial condition, and results of operation.

         The Company manufactures and distributes biological drugs, including thrombin, which are also regulated by the FDA. The Company's Thrombin-JMI line of products has been approved by the FDA, and the Company's GenTrac facility is licensed by the FDA to produce Thrombin-JMI and Thrombogen, a line of proprietary thrombin products manufactured for Johnson & Johnson. Under development and distribution agreements between GenTrac and Johnson & Johnson entered prior to the Company's acquisition of GenTrac, Johnson and Johnson has rights to certain new products and product enhancements which might be developed at GenTrac. The Company is not pursuing, and is not required to pursue, development of such products at this time and currently believes that there is insufficient market demand for alternative formulations of bovine thrombin hemostats.

         In connection with the use of sampling of pharmaceutical products in connection with marketing to prescribing physicians, the Company's activities are subject to the Prescription Drug Marketing Act ("PDMA") which permits regulation of such activities at both the federal and state level. Under PDMA, states are permitted to require registration of manufacturers and distributors who provide sample pharmaceuticals even if such manufacturers or distributors have no place of business within the state and states are also permitted to adopt regulations limiting the distribution of sample products to licensed practitioners. PDMA also imposes extensive recordkeeping, packaging, quantity and labelling requirements intended to prevent sale of sampled pharmaceutical products or other diversion from their intended use.

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

         The FDA and other federal authorities are reviewing alternative approaches to assure the safety of vitamins, minerals, herbals and other products sold as nutritional supplements. Increased regulatory oversight could subject the Company and other manufacturers of nutritional supplements to increased production and compliance costs and possibly require capital expenditures. Future regulation affecting nutritional supplements could result in a recall or discontinuance of certain products.

         Recent proposed regulations issued by the FDA require the relabeling of dietary supplements with regard to nutrition labeling ingredient information and nutrient content claims but have not become fully effective and may be modified prior to final adoption. FDA regulations applicable to the manufacture of nutritional supplements generally do not apply to formulations based upon ingredients which were marketed as dietary supplements prior to October 1994, although the FDA has recently given notice of proposed rulemaking which would apply CGMP standards to the formulation and manufacture of all nutritional supplements.

         With respect to formulations which include ingredients not marketed as or included in dietary supplements prior to October 1994, prior authorization from the FDA is now required. Applications for such authorization are required to be accompanied by studies concerning the safety and efficacy of the product or ingredient. The Company does not currently manufacture or market nutritional supplements which contain ingredients not used as dietary supplements prior to October 1994. Regulations applicable to the use of formulations including new ingredients, and possible patent claims in respect of such formulations, may make it more difficult for manufacturers of nutritional supplements to replicate competitors formulations or variants thereof.

         The Company believes that it is in material compliance with applicable laws and regulations concerning nutritional supplements. Moreover, the Company believes that its experience in the manufacture and sale of pharmaceuticals, and its use of certain manufacturing processes and controls uniformly across all product lines, will enable the Company to comply with regulations, record keeping, testing and manufacturing standards which may be applied to nutritional supplements. On the other hand, current regulations with respect to product labelling and to advertising and marketing claims for nutritionals are complex and, in some cases, are subject to joint administration by the FDA and the FTC and the application and interpretation of certain requirements is not presently clear.

ENVIRONMENTAL STANDARDS

         The Company uses certain hazardous substances which require special handling and disposal as dictated by the EPA. The Company believes that its manufacturing operations are in compliance with environmental protection and other government regulations.

EMPLOYEES

         At February 1, 1997, the Company had 508 full-time employees: 229 in manufacturing, 147 in sales, 55 in finance and administration, 49 in quality assurance, and 28 in distribution. The Company believes that its relationship with its employees is good.

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

         The Company owns a facility at St. Petersburg, Florida, where its subsidiary, JMI-Daniels Pharmaceuticals, Inc., manufactures and packages pharmaceuticals. The facility consists of six buildings containing a total of approximately 42,000 square feet providing manufacturing, laboratory, packaging, warehouse and administrative space.

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

         As previously reported, the Company is, and has in the past been, a defendant in lawsuits relating to the manufacture or distribution of L-Tryptophan, a nutritional supplement product distributed by the Company and Bronson prior to 1989. The manufacturer of L-Tryptophan, Showa Denko, has agreed to indemnify the Company (including Bronson) from all costs and damages with respect thereto to the extent that the product distributed by the Company was produced by Showa Denko. As a result of the indemnity, and the product liability insurance maintained by Bronson prior to its acquisition by the Company, the Company has not incurred any material expense or liability in respect of claims involving L-Tryptophan and does not anticipate that it will have any material liability arising from any remaining claims.


         The Company has also previously reported that under development and distribution agreements between GenTrac and entered into prior to the Company's acquisition of GenTrac, Johnson & Johnson acquired certain rights to new thrombin products and thrombin product improvements developed by GenTrac and had given notice to the Company claiming exclusive distribution rights for a liquid thrombin product previously under development at the GenTrac facility. The claim is not currently being pursued and the Company believes that the claim has been rendered moot since, for reasons unrelated to the claim, GenTrac is not pursuing further development of the liquid thrombin product.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted during the fourth quarter of 1996 to a vote of security holders of the Company through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's common stock ("Common Stock") is traded on the Nasdaq National Market under the symbol "JMED". The following table sets forth the splits-adjusted quarterly high and low sales prices for the Common Stock reported by Nasdaq for the periods indicated:



                                High                  Low
                                ----                  ---
1995
     First Quarter             $4                    $ 2 3/4

     Second Quarter             5 1/3                  3 5/8

     Third Quarter              8                      5


     Fourth Quarter             11                     7 1/8



1996

     First Quarter               30 1/3                10 3/8


     Second Quarter              39 1/2                25 2/3


     Third Quarter               50 1/2                21


     Fourth Quarter              48 5/8                32 1/2


         As of March 3, 1997, there were approximately 825 stockholders of record and a total of 28,569,651 shares of Common Stock outstanding.

         Approximately 19.0 million shares or 67.0% of the Company's outstanding Common Stock are held in depository accounts representing "street name" or similar nominee ownership. The Company believes that such shares are held for more than 15,000 non-record beneficial holders' accounts.

         During 1995 and 1996, cash dividends of $0.05 and $0.077 per share, respectively, were declared with respect to the Common Stock.

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

         At its next annual meeting of shareholders in May 1997 the Company intends to seek shareholder approval to increase its authorized Common Stock from 30.0 million shares to 75.0 million shares.

ITEM 6.  SELECTED FINANCIAL DATA

         The following table summarizes certain selected consolidated financial data of the Company which should be read in conjunction with the accompanying consolidated financial statements of the Company and the notes thereto. The financial data as of December 31, 1996, 1995 and 1994 and for the four years ended December 31, 1996 have been derived from the audited consolidated financial statements of the Company. The financial data as of December 31, 1993 and 1992 and for the year ended December 31, 1992, has been combined by the Company using the Company's audited historical financial statements for those periods and unaudited financial data concerning Galen Drugs of Florida, Inc. ("Galen") and Galen's subsidiairies including Daniels. In the opinion of management of the Company, all adjustments necessary for a fair presentation of the restated results arising from the pooling of interest of the Company and Galen as a result of the Daniels Acquisiton are reflected. In the following summary consolidated financial data, for 1995 and prior years, fiscal years of Galen ending September 30 have been combined with the Company's historical results for years ending December 31. In 1996, both the Company and Galen have been combined using a December 31 fiscal year end. See Note 1 of Notes to Consolidated Financial Statements appearing elsewhere in this report.

STATEMENT OF OPERATIONS DATA:

                                                                      YEARS ENDED DECEMBER 31
                                   ---------------------------------------------------------------------------------------------
                                      1992            1993                 1994            1995               1996
                                      ----            ----                 ----            ----               ----
Sales                              $34,590,117      $55,620,958         $62,153,975        $74,791,815        $ 100,153,086

Cost of sales                       17,501,215       26,500,879          29,502,923         32,754,390           39,825,723
                                   -----------      -----------         -----------        -----------        -------------
Gross profit                        17,088,902       29,120,079          32,651,052         42,037,425           60,327,363

Selling, general and
administrative expenses             10,738,350       16,794,635          20,284,788         21,754,155           25,909,725


Non-recurring merger
expense(1)                                  -                  -                 -                   -            5,743,151
                                   -----------      ------------        -----------        -----------        -------------


Operating income                     6,350,552        12,325,444         12,366,264         20,283,270           28,674,487

Other income (expense)                 821,467           (80,061)          (486,198)          (483,520)           1,754,251
                                    ----------      ------------        ------------       -----------        -------------

Income before taxes                  7,172,019        12,245,383         11,880,066         19,799,750           30,428,738

Provision for taxes                  2,671,690         4,660,826          4,360,168          7,410,491           12,290,000
                                     ---------      ------------       ------------        -----------        -------------

Net income                         $ 4,500,329      $  7,584,557(2)     $ 7,519,898        $12,389,259        $  18,138,738
                                   ===========      ============        ===========        ===========        =============


Weighted average                    35,211,967(3)     35,228,601(3)      26,360,757         24,843,953           28,048,519
shares outstanding



Earnings per common and
common equivalent share            $      0.13      $       0.22(2)     $      0.29        $      0.50        $        0.65


Cash dividends declared            $      0.033     $       0.04        $      0.045       $      0.05        $       0.077
per share(4)                       ============     ============        ============       ===========        =============

           Notes to Statement of Operations Data:

  (1) Reflects non-recurring expenses associated with the Daniels Acquisition which was treated as a "pooling of interests" for financial accounting and reporting purposes. In the absence of such charges, operating income and net income for the 1996 year would have been $34.4 million and $22.4 million, respectively, and earnings per share would have been $0.80

  (2) Net income and earnings per share in 1993 do not reflect cumulative effect of change in accounting principle of $207,100.

  (3) In a transaction in October 1993, Galen Drugs of Florida, Inc., Daniels' then parent, repurchased and retired approximately 78.6% of its then outstanding common stock in exchange for consideration consisting of $3.4 million in cash and debt. As a result of the Daniels Acquisition, an aggregate of 10.9 million shares of Common Stock of the Company were deemed to be outstanding prior to the date of this retirement.


  (4) Represents historical dividends declared per share of the Company's Common Stock.


BALANCE SHEET DATA:

                                                                      YEARS ENDED DECEMBER 31
                                    --------------------------------------------------------------------------------------------
                                         1992              1993                 1994                1995                1996
                                         ----              ----                 ----                ----                ----
Total assets                        $39,580,925        $58,112,520           $63,342,382        $86,238,408        $177,233,388

Current assets                      $22,743,724        $22,232,384           $26,384,883        $33,337,031        $ 80,550,805

Current liabilities                 $ 4,661,994        $ 7,823,121           $ 7,951,511        $14,405,444        $ 10,031,359

Working capital                     $18,081,730        $14,409,263           $18,433,372        $18,931,587        $ 70,519,446

Long-term debt                      $   652,245        $ 5,399,986           $ 6,778,335        $11,420,362        $        -0-

Shareholders' equity                $33,396,344        $40,832,212           $44,477,800        $55,938,525        $161,919,722

Per share book value(*)             $      0.96        $      1.17           $      1.84        $      2.31        $       5.69

Current ratio                             4.9:1              2.8:1                 3.3:1              2.3:1               8.0:1


-------------------------------
Note to Balance Sheet Data:

           (*) Per share book value is computed assuming conversion of the outstanding preferred stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results in future periods may differ significantly from the results discussed in or anticipated by such forward-looking statements. Certain factors which may impact results for future periods are discussed below under the captions "Overview" and "Risks and Uncertainties."

OVERVIEW

         The Company was founded in 1981 to market and distribute specialty pharmaceuticals and nutritional supplements. The Company has achieved significant increases in sales and net income through acquisitions of products and businesses to complement or expand the Company's business and to add selected manufacturing capacity to support certain product lines. At December 31, 1996, the Company had completed 15 such acquisitions of which four were completed in the preceding 16 months, including the Daniels Acquisition in August 1996 which is treated as a "pooling of interests" for accounting and reporting purposes and the acquisition of Abana and the addition of its 55 person physician-oriented sales force on December 31, 1996.

         In addition to the significant revenue growth derived from acquisition activity, the Company pursues internal growth initiatives to develop marketing opportunities with respect to the acquired product lines and businesses. Sales and net income have increased from $29.1 million and $3.4 million in 1991, respectively, to $100.2 million and $18.1 million in 1996, respectively, representing five-year compounded annual growth rates of approximately 28.0% in sales and 40.0% in net income.

         Sales are reported net of returns, rebates and discounts during the period in which product is shipped. Product rebates and discounts are incurred due to volume or other contractual allowances on certain pharmaceutical sales under contracts with hospitals, buying groups and managed care organizations. As of December 31, 1995 and 1996, the Company maintained reserves of $1.7 million for unclaimed but anticipated rebates and discounts. Product returns, pursuant to operating policies with respect to unused pharmaceuticals and pursuant to a limited money-back refund policy applicable to nutritional supplements sold to consumers, are less than 2% of gross annual sales. Return policies applicable to Daniels' products were revised effective December 31, 1996, to conform to other pharmaceuticals having lower rates of product return. Sales are reflected prior to royalties due on sales of certain pharmaceuticals arising from product line acquisitions. Such royalties are recorded as a selling expense. Royalty arrangements typically extend for a fixed period from the date of acquisition and do not require minimum payments to maintain ownership or any rights to products.

         During the year ending December 31, 1996, sales were $100.2 million comprised of $68.0 million of pharmaceutical sales and $32.2 million of nutritional supplement sales. The relative contributions of pharmaceuticals and nutritional supplements to the Company's sales can be influenced by acquisition activity in each product category as well as by marketing activity, customer demand and product availability. In the fourth quarter of 1994 and first quarter of 1995, sales of certain of its thrombin-based hemostats were adversely impacted by supply difficulties. In August 1995 the Company acquired domestic rights to the Brevital pharmaceutical line for $14 million and a 10-year royalty of 5% on net sales of Brevital. Sales of Brevital represented approximately 3.2% of total Company sales during the last four months of 1995 and approximately 7.2% of 1996 sales. In March 1996 the Company acquired domestic rights to the Tapazole pharmaceutical line for $26 million and a 10-year royalty of 5% on net sales of Tapazole. Sales of Tapazole for periods subsequent to the date of acquisition represented approximately 12.3% of total Company sales for the full year.

         The Company's strategy for continued growth is materially dependent upon its continued ability to acquire, by purchase or exclusive license arrangements, niche-market pharmaceuticals which can be promoted through existing marketing and distribution channels. The Company also intends to market aggressively the principal products in its current portfolio together with new formats or formulations of existing products and, when appropriate, to enhance its marketing and distribution channels.

         In pursuing its acquisition strategy, the Company relies to a significant degree upon the availability of product lines subject to divestiture or sale by other manufacturers. There can be no assurance that the Company will be able to acquire rights to additional products on acceptable terms, if at all, and the failure to do so could have a material adverse effect upon the Company's rate of growth and on its business and financial conditions and results of operations. The success of the Company's efforts in managing its existing business is subject to a number of risks and uncertainties. Factors which may affect the Company include its dependence upon a limited number of key pharmaceuticals, the Company's ability to integrate new product acquisitions and to adapt and expand its marketing capabilities to the needs of such products, and its reliance upon third-party manufacturers to produce certain key products. The Company's operations and growth will also be influenced by regulatory and governmental policies and by competitive forces within the pharmaceutical and nutritional supplement industries.

RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements contained elsewhere herein. The following table sets forth certain data as a percentage of net sales for the periods indicated.

            PERCENTAGE OF SALES                                        Year Ended December 31,
                                                           --------------------------------------------
                                                              1994              1995            1996
                                                              ----              ----            ----
Net sales                                                     100.0%            100.0%          100.0%

Cost of sales                                                  47.4              43.8            39.8
                                                              -----             -----            ----

Gross profit on sales                                          52.5              56.2            60.2

Selling, general & administrative expenses                     32.6              29.1            25.9

Non-recurring merger expense                                    - -               - -             5.7*
                                                              -----             -----           -----

Operating income                                               19.9              27.1            28.6

Other income (expenses)

      Interest income                                           0.2               0.4             2.3

      Interest expense                                         (1.1)             (0.8)           (0.5)


      Other miscellaneous income (expenses)                     0.1              (0.2)              -
                                                              -----             -----           -----

Income before income tax                                       19.1              26.5            30.4
                                                              -----             -----           -----

Net income                                                     12.1%             16.6%           18.1%
                                                              =====             =====           =====

* Transaction costs and other non-recurring expenses arising in connection with the Daniels Acquisition and charged against operating income in accordance with "pooling of interests" accounting treatment. In the absence of such charges, operating income would have been 34.3% of net sales and income before tax and net income would have increased to 36.1% and 22.4%, respectively.

Sales

     The following summarizes approximate sales activity by product categories:

    SALES BY PRODUCT
         CATEGORY                         1994                        1995                 1996
                           ------------------------    ----------------------     -------------------------
                                $              %             $             %              $            %
                                -              -             -             -              -            -
 Pharmaceuticals            $36,530,000      58.8%      $44,331,000     59.3%      $ 67,984,000      67.9%

 Nutritional Supplements     25,624,000      41.2%       30,461,000     40.7%        32,169,000      32.1%
                            -----------     ------      -----------     -----      ------------     -----
 Total Sales                $62,154,000       100%      $74,792,000      100%      $100,153,000       100%
                            ===========     =====       ===========     =====      ============     =====



     Sales for the year ended December 31, 1996, increased 33.9% to $100.2 million from $74.8 million for the year ended December 31, 1995, following an increase in the 1995 year of 20.3% to $74.8 million from sales of $62.2 million for the year ended December 31, 1994. In both 1995 and 1996 the Company's increases in sales were the result of both unit and dollar growth in the sales of both pharmaceuticals and nutritional supplements.

     Sales of pharmaceuticals in 1996 grew 53.4% to $68.0 million from $44.3 million in 1995 due primarily to increases in sales of the Company's Thrombin and Levothyroxine products together with the inclusion of a full twelve months of Brevital sales (versus four months in 1995) and due to nine months of sales of Tapazole, which was acquired in March 1996. Sales of nutritional supplements in 1996 grew 5.6% to $32.2 million from $30.5 million in 1995 due to a 25% increase in contract manufactured products and a 4% increase in Bronson product sales, offset in part by a $900,000 decline in sales of the MD Pharmaceutical product line offered through military commissaries.

     Sales of pharmaceuticals in 1995 grew 21.4% to $44.3 million from $36.5 million in 1994 due primarily to increases in sales of the Company's Thrombin and Levothyroxine products, and from the inclusion of four months of Brevital sales. Sales of nutritional supplements in 1995 grew 18.9% to $30.5 million from $25.6 million in 1994 due to a 14.5% increase in Bronson Pharmaceutical product sales and a 102.2% increase in sales of contract manufactured products, offset in part by a $1.2 million decline in sales of the MD Pharmaceutical products.

Gross Profit

     Gross profit during 1996 increased 43.5% or $18.3 million to $60.3 million from $42.0 million in 1995. As a percentage of sales, margins increased to 60.2% in 1996 from 56.2% in 1995 as result of increased sales of higher margin products, price increases and greater manufacturing efficiencies.

     Gross profit during 1995 increased 28.7% or $9.4 million to $42.0 million from $32.6 million in 1994. As a percentage of sales, margins grew to 56.2% in 1995 from 52.5% in 1994 as a result of greater manufacturing efficiencies and sales increases in higher margin products.

Selling, General and Administrative Expenses

     Selling expenses increased 20.1% or aproximately $2.5 million to $15.2 million in 1996 from $12.7 million in 1995 primarily as a result of increased royalties related to sales of Brevital and Tapazole in 1996 and to higher personnel costs due to 20 hospital sales representatives on staff throughout 1996 as compared to only 10 for most of 1995. Administrative fees due hospital buying groups also increased in 1996, primarily due to increased sales of Brevital and Thrombin products. As a percentage of sales, these expenses decreased to 15.2% in 1996 from 17.0% in 1995. As a result of the addition as of December 31, 1996, of the 55 person Abana sales and marketing staff and increased sampling of pharmaceuticals to physician prescribers, it is expected that selling expenses will increase significantly for 1997 in dollars and will also increase as a percentage of total sales.

     Selling expenses increased 6.0% or $722,000 to $12.7 million in 1995 from $12.0 million in 1994 primarily as a result of opening new sales territories in 1995 and due to higher direct marketing expenses associated with larger and more frequent mailings of the Bronson Pharmaceutical catalogue. As a percentage of sales, these expenses decreased to 17.0% in 1995 from 19.2% in 1994.

     General and administrative expenses in 1996 increased 6.3% or $456,000 to $7.6 million from $7.2 million in 1995 primarily as a result of higher salaries and overhead, but declined as a percentage of sales to 7.6% in 1996 from 9.6% in 1995.

     General and administrative expenses in 1995 increased 11.4% or $735,000 to $7.2 million from $6.5 million in 1994 primarily as a result of higher salaries and overhead, but declined as a percentage of sales to 9.6% in 1995 from 10.4% in 1994.

     Research and develoment expenses declined 9.3% in 1996 to $410,000 from $452,000 in 1995 primarily due to the reduction of ongoing expenses by Daniels in new product development.

     Research and development expenses declined 10.8% in 1995 to $452,000 from $507,000 in 1994 primarily due to the reduction of ongoing expenses by GenTrac related to development efforts for pre-mixed liquid thrombin formulations.

     Amortization expenses associated with intangible assets and included in selling, general and administrative expenses increased 83.0% to $2.6 million in 1996 from $1.4 million in 1995 due primarily to the acquisition of the Tapazole product line in March 1996 and to a full year of amortization associated with the Brevital product line acquired in August 1995. As a percentage of sales these expenses increased from 1.9% in 1995 to 2.6% in 1996.

     Amortization expenses remained essentially unchanged in 1995 as compared to 1994 at approximately $1.4 million, as the impact of the Brevital product line acquisition was substantially offset by declining amortization on other products. As a percentage of sales these expenses decreased to 1.9% in 1995 from 2.2% in 1994.

     A one time acquisition charge of $5.7 million was taken in 1996 in conjunction with certain costs and expenses associated with the Daniels Acquisition which is treated as a 'pooling of interests' transaction. Approximately $3.5 million of such charges related to compensation items directly or indirectly related to the change of control of Daniels, including certain costs paid by shareholders, and $1.8 million to financial advisory services incurred by Daniels. The remaining charges related primarily to transaction expenses including the fees and expenses of counsel and accountants for both Daniels (and its parent, Galen Drugs of Florida, Inc.) and the Company.

Operating Income

     Operating income during 1996 increased 41.4% or $8.4 million to $28.7 million from $20.3 million in 1995 and increased as a percentage of sales to 28.6% from 27.1% as a result of a greater increase in gross profits than in operating expenses.

     Operating income during 1995 increased 64.0% or $7.9 million to $20.3 million from $12.4 million in 1994, and increased as a percentage of sales to 27.1% from 19.9% in 1994, as the result of higher overall gross profits and marginal increases in operating expenses.

Other Income (Expense)

     Interest income from investing activities increased sharply to $2.3 million in 1996 from $304,000 in 1995 as the result of the $75 million cash infusion from the April 1996 sale of additional common stock. Interest expense, primarily associated with borrowings related to the acquisition of the Brevital product line which were paid with a portion of the proceeds from the stock offering, decreased from $655,000 in 1995 to $553,000 in 1996.

     Other income during 1995 reflects a one time loss of $132,000 associated with the sale of certain real property which the Company was unable to use and the reduction in the associated rental income. Interest income from investing activities increased to $304,000 in 1995 from $144,000 in 1994 as a result of higher cash balances. Interest expense of $655,000 in 1995 was essentially unchanged from interest expense of $698,000 in 1994.

Income Taxes

     The provision for income taxes increased to 40.4% of pre-tax income in 1996 compared to 37.4% in 1995 primarily because certain of the non-recurring merger expenses associated with the Daniels Acquisiton are not tax deductible.

     The provision for income taxes in 1995 increased to 37.4% of pre-tax income compared to 36.7% of pre-tax income in 1994, primarily as the result of a 1% higher federal tax rate on taxable income exceeding $10 million.

Net Income

     Net income increased 46.4% or $5.7 million to $18.1 milllion in 1996 from $12.4 million in 1995, and increased as a percentage of sales to 18.1% in 1996 from 16.6% in 1995.

     Net income increased 64.8% or $4.9 million to $12.4 million in 1995 from $7.5 million in 1994, and increased as a percentage of sales to 16.6% in 1995 from 12.1% in 1994.

Fourth Quarter - 1995 to 1996

     Sales during the fourth quarter of 1996 increased 4.4 million, or 20.3%, to $26.3 million from $21.9 million during the fourth quarter of 1995. Net income during the fourth quarter of 1996 increased $2.9 million, or 73.9%, to $6.8 million from $3.9 million during the fourth quarter of 1995. Earnings per share during the fourth quarter of 1996 were $.24, with 28.8 million average shares outstanding, compared to $.16 per share, with 24.8 million average shares outstanding, during the fourth quarter of 1995. The 1996 increases resulted from improved operations throughout 1996, increased sales of higher margin products and sales from the Tapazole product line which was not owned during the 1995 fourth quarter.

FINANCIAL CONDITION

Balance Sheet Information

     The Company's current ratio increased to 8.0:1 as of December 31, 1996 from 2.3:1 as of December 31, 1995, working capital increased to $70.5 million as of December 31, 1996 from $18.9 million as of December 31, 1995, and debt as a percentage of equity decreased to 1.8% as of December 31, 1996 from 30.8% as of December 31, 1995, primarily as a result of the April 1996 sale of common stock and positive cash flow from operations in 1996.

Liquidity and Capital Resources

     Since inception the Company has financed its operations primarily through cash flow from operations, public and private sales of equity securities and borrowings under revolving credit facilities. During 1996 the Company received net proceeds of approximately $75.0 million through an underwritten offering and sale of 3,450,000 shares of Common Stock to provide funding for debt repayment and acquisition purposes. Approximately $33.2 million of such proceeds remain available for acquisition and working capital purposes following debt retirement of $11.8 million, payment of $26.0 million in connection with the acquisition of Tapazole, and cash payments of approximatley $4.0 million in connection with dissenters' rights of minority holders in the Daniels Acquisition. Also during 1996, the Company issued approximately 2.9 million shares having a market value of approximately $113.0 million at date of issuance in connection with the Daniels Acquisition and approximately 420,000 shares having a market value of approximately $17.0 million at date of issuance in connection with the acquisition of Abana.

     At December 31, 1996 and 1995, respectively, the Company had cash and cash equivalents of $52.2 million and $8.3 million, respectively. The increase in cash and cash equivalents reflects the unapplied proceeds from the sale of additional stock and cash flow from operations, net of debt repayment and capital investments. The Company believes that available resources and anticipated cash flow from operations are adequate to meet currently anticipated operating needs and acquisition program. While the Company does not maintain current lines of credit, it believes it has sufficient borrowing capacity in the event that acquisition opportunities cannot be funded from existing resources.

     Total assets increased $91.0 million to $177.2 million at December 31, 1996 from $86.2 million at December 31, 1995 and total liabilities decreased $15.0 million to $15.3 million at December 31, 1996 from $30.3 million at December 31, 1995. Intangible assets, principally licenses, trademarks and goodwill associated with acquired products, increased $36.9 million, net of amortization charges during the year, to $69.8 million at December 31, 1996, primarily as a result of the acquisition of the Tapazole rights in March 1996 and the acquistion of Abana on December 31, 1996. Intangible assets as a percent of shareholders' equity declined from 58.9% at December 31, 1995 to 43.1% at December 31, 1996.

     Inventories declined $261,000 to $12.8 million at December 31, 1996, from $13.0 million at December 31, 1995 as a result of higher inventory turns. Accounts receivable increased to $11.3 million at December 31, 1996, from $9.4 million at December 31, 1995, due to higher fourth quarter sale in 1996. In days outstanding, however, accounts receivable decreased to 39 days at December 31, 1996 from 46 days at December 31, 1995. Net property plant and equipment increased by $5.5 million to $24.2 million at December 31, 1996, from $18.7 million at December 31, 1995, primarily due to expansion of the Company's Gentrac and Daniels manufacturing capacities during 1996.

     As of December 31, 1996, the Company is indebted to Lilly in the principal amount of $3.0 million bearing interest at 7.0%. This indebtedness, incurred in connection with the 1995 acquisition of the Brevital product line, is due in August 1997.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     During 1996 the Company adopted FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and FASB Statement No. 123, "Accounting for Stock Based Compensation." The adoption of these Statements did not have a material effect on the Company's consolidated financial statements or results of operations.

RISKS AND UNCERTAINTIES

     The future results of operations, both annually and from quarter-to-quarter, are subject to a variety of factors applicable to the Company and to the industries and markets in which it operates. In addition to factors discussed above and elsewhere in this Report, the following should be considered.

     New Marketing Directions arising from Recent Acquisitions. As a result of the Company's acquisitions during 1996, it currently derives a significant portion of its revenues from the sale of pharmaceuticals which are marketed primarily by sales and promotional activities directed to office-based prescribing physicians. Prior to these developments, the Company's pharmaceutical marketing efforts focused on critical care products and were directed toward hospital pharmacies. The Company has significantly expanded its pharmaceutical marketing staff particularly as the result of the acquisition of Abana and its 55-person sales force at year end. The Company has only limited experience to date in the marketing of prescription oriented pharmaceuticals and its ability to maintain or increase sales levels for these products is materially dependent upon its ability to understand and adapt to the needs of this market and to integrate successfully the Abana sales force.

     Dependence upon Key Pharmaceutical Products. The Company's recent significant growth in revenues and earnings is primarily attributable to its acquisitions of a limited number of key pharmaceuticals with higher gross margins. During 1996 the sales of four products, Tapazole, Levoxyl, Brevital and JMI-Thrombin represented, in the aggregate, approximately 47.0% of total sales. Any factor adversely affecting either the availability of or the market for any of such products would have a material adverse effect upon the Company's business, financial condition and results of operations.

     Product Pricing Constraints and Adjustments. In addition to other competitive factors, the ability of the Company to maintain or increase profit margins for pharmaceuticals depends in part on the availability of adequate reimbursement to the Company's customers and patients from third-party health care payors, such as governments, private insurors and managed care organizations. Policies adopted by third-party payors influence the pricing of medical services and products. There can be no assurance that reimbursement will be available for the Company's products or that such third-party reimbursement will be adequate. Moreover, under contracts with hospitals and buying groups applicable to the sale of many of the Company's pharmaceuticals, final sales prices to distributors may be subject to retroactive adjustment based upon volume or other contractual discounts provided by the Company.
While the Company believes that it has adequate reserves to cover such adjustments, there can be no assurance that the Company will not experience price adjustments in the future that significantly exceed such reserves.

     Regulation and Product Risks. The manufacturing, processing, formulation, packaging, labeling, advertising and sampling of the Company's products are subject to extensive regulations by various federal and state agencies, including the FDA, the FTC, the DEA, the Consumer Product Safety Commission, the Department of Agriculture, the United States Postal Service and the EPA.
In addition to other costs of compliance with such regulations, the Company is subject to possible risks arising from changes in such regulations or based upon alleged violations of regulations. Such risks could render products unavailable or unmarketable or result in product recalls. Any such development could materially and adversely affect the Company's reputation, business, financial condition and results of operations.

     In addition to government regulation, the Company faces an inherent risk of exposure to product liability claims in the event use of a product is alleged to have resulted in adverse effects for a patient or consumer. Such risk exists even with respect to those products which are manufactured in regulated facilities or otherwise possess regulatory approval for commercial sale. While the Company has taken, and continues to take, what it believes are appropriate precautions, there can be no assurance that it will avoid significant product liability exposure. The Company currently has product liability insurance in the amount of $20 million per claim and $20 million in the aggregate and excess coverage of $5 million through an "umbrella" policy; however, there can be no assurance that such insurance would be sufficient to cover potential claims or that such insurance coverage will be available in the future on commercially reasonable terms, if at all. A product liability claim could materially and adversely affect the Company's business, financial condition and results of operations.

     Reliance on Third-Party Manufacturers. The Company has historically relied on third party manufacturers to produce many of its products and currently relies upon third party manufacturers for production of Brevital and Tapazole, each of which is a key pharmaceutical. Although such products are subject to long-term manufacturing arrangements with reliable and substantial entities, alternative sources are not readily available and there can be no assurance that the Company will be able to obtain adequate supplies of such products in a timely fashion, or at all. Disruption in the available supply of Brevital or of Tapazole or the inability of the Company to find obtain sources of supply upon the expiration of current contracts would be materially adverse to the business, financial condition and results of operations of the Company.

     Competition. Many of the Company's competitors, both in the manufacture and sale of pharmaceuticals and in the marketing and distribution of nutritional supplements, have considerably greater financial, sales, marketing and technical resources than those of the Company. In addition, many of the Company's present competitors have extensive research and development capabilities that may allow such competitors to develop new or improved products that may compete with the Company's products. Technological advances affecting the cost of production as well as marketing or pricing action by one or more of the competitors could also materially and adversely affect the Company's business, financial condition and results of operations.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

     Reference is made to the Financial Statements contained in Part IV hereof and to the Index to Consolidated Financial Statements on page 38.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There were no disagreements with the Company's auditors, Ernst & Young LLP, on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

                                    PART III

ITEM 10.     DIRECTORS AND OFFICERS OF THE REGISTRANT

DIRECTORS AND OFFICERS

         The following table sets forth certain information as of March 1, 1996 with respect to the directors and executive officers of the Company.

         Name                     Age                       Position
         ----                     ---                       --------
Dennis M. Jones                   58       Chairman of the Board, President and Chief Executive Officer

Judith A. Jones(1)                56       Executive Vice President, Secretary, Treasurer and Director

Michael T. Bramblett              54       Executive Vice President and Director

G. Andrew Franz                   44       Senior Vice President-Operations-Pharmaceuticals and Director

David A. McLaughlin               49       Senior Vice President-Operations-Nutritionals and Director

Edward A. Chod(2)                 43       Director

Stanley L. Lopata(1)(2)           82       Director

Thomas F. Patton(1)(2)            48       Director

L. John Polite, Jr.               75       Director


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

         No employee who is a director receives a director's fee for services rendered as a director. However, each non-employee director receives reimbursement for any expenses incurred in his capacity as a director of the Company and $3,000 per meeting of the Board of Directors attended by such non-employee director, subject to a minimum (as of December 31, 1996) of $7,500 per year. In addition, non-employee directors who are members of the Company's compensation committee receive $500 per meeting of the compensation committee attended by such non-employee directors. Finally, the present non-employee directors of the Company have been granted stock options pursuant to the Company's 1994 Formula Stock Option Plan for Non-Management Directors, as set forth in the table below:

                            Date of    No. of Options       Per Share          Initial          Expiration
                            -------    --------------       ---------          -------          ----------
           Name              Grant         Granted       Exercise Price     Exercise Date          Date
           ----              -----         -------       --------------     -------------          ----
 Stanley L. Lopata          6/1/94         11,250             $4.67             6/1/94            6/1/99

 L. John Polite, Jr.        6/1/94         11,250             $4.67             6/1/94            6/1/99

 Edward A. Chod             6/1/94         11,250             $4.67             5/1/95            5/1/00

 Thomas F. Patton           6/1/95         11,250             $4.45             5/1/96            5/1/01

ITEM 11.  EXECUTIVE COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS

     Summary Compensation Table. The table below sets forth all compensation received in each of the three fiscal years ended December 31, 1994, 1995 and 1996 for services rendered in all capacities to the Company and its subsidiaries by the Chief Executive Officer and the other four (4) highest-compensated Executive Officers of the Company during the fiscal year ended December 31, 1996 (the "Named Executives").

                           SUMMARY COMPENSATION TABLE

                                                        Annual Compensation                          Long-Term
                                        -------------------------------------------------            ---------
                                                                                                   Compensation
                                                                                                   ------------

                                                                                                       Awards
                                                                                                       ------

               Name and Principal Position  Year      Salary       Bonus        Other Annual      Securities        All Other
               ---------------------------  ----      ------       -----        ------------      ----------        ---------
                                                                              Compensation (1)    Underlying      Compensation
                                                                              ----------------    ----------      ------------
                                                                                                   Options
                                                                                                   -------
                   Dennis M. Jones,          1996     $360,000      $100,000          0             540,000        $17,599(2)
                   Chairman of the
                   Board, Director and
                   President and Chief       1995      300,000        75,000          0                0            14,357(2)
                   Executive Officer
                                             1994      250,000        50,000          0                0            13,971(2)
------------------------------------------------------------------------------------------------------------------------------------

                   Judith A. Jones,          1996     $180,000      $ 50,000          0             135,000        $ 7,518(3)
                   Director, Executive
                   Vice President,
                   Secretary and Treasurer   1995      150,000        35,000          0                0             5,638(3)

                                             1994      125,000        25,000          0                0             9,558(3)
------------------------------------------------------------------------------------------------------------------------------------

                   Michael T. Bramblett,     1996     $180,000      $ 50,000          0              63,000        $ 7,500(4)
                   Director and
                   Executive Vice
                   President                 1995      150,000        35,000          0                0             6,771(4)

                                             1994      125,000        25,000          0                0             5,990(4)
------------------------------------------------------------------------------------------------------------------------------------

                   G. Andrew  Franz,         1996     $144,000      $ 40,000          0                0           $ 7,500(4)
                   Director and Senior
                   Vice President -
                   Operations -              1995      120,000        20,000          0                0             5,125(4)
                   Pharmaceuticals
                                             1994       90,000        10,000          0              56,250          4,813(4)

------------------------------------------------------------------------------------------------------------------------------------
                   David A. McLaughlin,      1996     $144,000      $ 40,000          0                0           $ 7,500(4)
                   Director and Senior
                   Vice President  -
                   Operations -              1995      120,000        20,000          0                0             5,125(4)
                   Nutritionals
                                             1994       90,000        10,000          0              56,250          4,813(4)

(1) No Named Executive received Other Annual Compensation which is required to be reported in this column.

(2) Consists of a Company contribution to a 401(k) plan ($7,500 in 1996, $6,196 in 1995 and $6,264 in 1994) and the dollar value of premiums paid by the Company for a split-dollar life insurance policy on Mr. Jones, of which $10,099, $8,161 and $7,707 constituted his entire economic benefit in the years 1996, 1995 and 1994, respectively.

(3) Consists of a Company contribution to a 401(k) plan ($4,375 in 1996, $2,696 in 1995 and $6,774 in 1994) and the dollar value of premiums paid by the Company for a split-dollar life insurance policy on Mrs. Jones, of which $3,143, $2,948 and $2,784 constituted her entire economic benefit in the years 1996, 1995 and 1994, respectively.

(4)  Consists of a Company contribution to a 401(k) plan.

STOCK OPTIONS AND INCENTIVE AWARDS

     Shareholders of the Company have approved the adoption of stock option and incentive stock plans which are administered by the Compensation Committee of the Board of Directors of the Company. At December 31, 1996, the Company had outstanding stock options for an aggregate of 1,381,595 shares of Common Stock at a weighted average price of $9.65 per share held by 107 employees, including the options held by the Named Executives as described below. Although permitted under certain of the stock option and incentive stock plans, the Company did not issue or have outstanding in 1996 stock appreciation rights
("SARs") or restricted share grants to any Named Executive.   In November 1996
the terms of the Company's stock option plans were amended by the Board of Directors of the Company to permit "exchange exercises" in which an optionee is permitted to pay the exercise price of vested options by surrendering previously owned shares of the Company's Common Stock having a market value equal to the exercise price of the option being exercised.

     Stock Option Grants. During 1996, the Company granted stock options to the Named Executives as set forth in the following table.


                               Individual Grants
                    -----------------------------------------

                                          Percent of
                                          Total Shares                                           Potential Realizable Value at
                                          Underlying                                              Assumed Annual  Rates of
                       Number of Shares    Options                                                     Stock Price
                         Underlying         Granted           Per Share                                Appreciation (2)
                           Options       to Employees         Exercise      Expiration        -----------------------------------
      Name                 Granted         in 1996(1)           Price          Date               5%                     10%
------------------       -----------       ----------        -----------     ----------       -----------           -------------
Dennis M. Jones          540,000(3)          59.9%             $10.67         1/2/2005        $3,175,200            $7,824,600

Judith A. Jones          135,000(3)          15.0%             $10.67         1/2/2005          $793,800            $1,956,150

Michael T. Bramblett      63,000(4)           7.0%             $10.67         1/2/2004          $320,670              $768,600


(1) The total number of shares underlying options granted in 1996 of 901,070 includes 40,070 shares covered by options issued on December 31, 1996 in connection with the acquisition of Abana in conversion of options previously issued by Abana.

(2) As reflected in the table appearing in the next section below, the values attributable to unexercised options based on the market value for the Common Stock at December 31, 1996, already exceed the assumed potential values reflected in this table.

(3) The non-statutory options granted to each of Mr. and Mrs. Jones become exercisable on January 2, 2004, however the options include provisions which accelerate the exercisability of such options based upon the market price for the Company's Common Stock during certain periods. As a result of such provisions, 20% of each of such options became exercisable on January 2, 1997. An additional 20% will become exercisable on each succeeding January 2 through 2001 if the average closing market price for the 15 trading days preceding or following such dates is equal to or greater than $17.78 for 1998, $21.33 for 1999, $26.67 for 2000, and $33.33
     for 2001.

(4) The options granted to Mr. Bramblett are intended to qualify as an "incentive stock options" for tax purposes and become exercisable in 9,000 share installments on January 2, 1997 and each year thereafter through 2003.

          Aggregate Option Exercises during 1996 and Year End Option Values. The following table provides information with respect to the stock options exercised during the fiscal year ended December 31, 1996 and the value as of December 31, 1996 of unexercised in-the-money options held by the Named Executives. The value realized on the exercise of options is calculated using the difference between the option exercise price and the fair market value of the Company's stock on the date of the exercise. The value of unexercised in-the-money options at fiscal year end is calculated using the difference between the option exercise price and the fair market value of the Company's stock at fiscal year end, December 31, 1996.

                                                                                        Value of
                                                          Number of                Unexercised In-the-
                          Shares                     Unexercised Options            Money Options at
                         Acquired        Value       at December 31, 1996         December 31, 1996
                         on Exercise    Realized            (#)                           ($)
     Name                   (#)          ($)      Exercisable/Unexercisable     Exercisable/Unexercisable
--------------------     -----------    --------  -------------------------     -------------------------
 Dennis M. Jones            0            0                0/540,000                  $0/$14,015,700

 Judith A. Jones            0            0                0/135,000                   $0/$3,503,925

 Michael T. Bramblett    112,500     $1,162,744         112,500/63,000            $3,820,275/$1,635,354

 G. Andrew Franz          11,250     $  203,738          11,250/33,750              $372,094/$1,116,281

 David A. McLaughlin      22,500     $  363,600            0/33,750                   $0/$1,116,281

         JMI's Employee Profit-Sharing and 401(k) Plan. The Company maintains an Employee Profit-Sharing and 401(k) Plan (the "401(k) Plan") which was originally adopted as of January 1, 1987. The 401(k) Plan provides employees with a convenient way to save on a regular and long-term basis and encourages employees to make and continue careers with the Company. The 401(k) Plan has been amended and restated from time to time, most recently as of January 1, 1997, to permit individual direction of investments and to facilitate the consolidation of the 401(k) Plan with similar employee plans maintained by Daniels Pharmaceuticals, Inc. and Abana Pharmaceuticals, Inc.

         To become eligible to participate in the 401(k) Plan, an employee must have completed six months of service and have reached his or her eighteenth birthday ("Eligible Employee"). Pursuant to the 401(k) Plan, an Eligible Employee who participates ("Participant") may direct that a portion of his or her compensation be contributed to the 401(k) Plan ("Elective Contributions"). Elective Contributions are treated as salary deferrals for federal income tax purposes and under current federal tax law may not exceed $9,500 per year. The amount of a Participant's Elective Contribution may also be limited under the Employee Retirement Income Security Act (ERISA) in the case of highly-compensated individuals, including the Named Executives. Participants are not allowed to make any voluntary contributions to the 401(k) Plan, other than their Elective Contributions.

         Each year the Company makes contributions to match all or a portion of Participants' Elective Contributions. As to any Participant in any year, such matching contributions may not exceed the lesser of (i) a Participant's Elective Contributions for such year or (ii) a maximum matching percentage of Participants' compensation determined by the Company for such year. In each of the last three years, the Company has set the maximum permitted matching contribution at five percent of Participants' compensation. In addition to matching contributions, the Company may make a discretionary contribution which is allocated among Participants' Accounts in proportion to compensation. No discretionary contributions have been made in the last three years. The Company's matching and discretionary contributions are collectively called "Company Contributions".

     A Participant's Account under the 401(k) Plan consists of the Participant's Elective Contributions, the Company Contributions allocated to the Participant and the earnings or investment performance arising from investment of such funds. Generally a participant may not make withdrawals from his 401(k) Plan Account prior to age 59 1/2, retirement, termination of employment, or other condition specified in the 401(k) Plan without incurring tax penalties, although the Plan permits a Participant to borrow up to 50% of his Elective Contributions in certain hardship circumstances as provided in the Plan. Elective Contributions are always 100% vested, however, Company Contributions are subject to a vesting schedule described below.

                 Years of Service                                 Vested Percentage
                 ----------------                                 -----------------
                          2   . . . . . . . . . . . . . . . . . . . . .  20%
                          3 . . . . . . . . . . . . . . . . . . . . . .  40%
                          4 . . . . . . . . . . . . . . . . . . . . . .  60%
                          5 . . . . . . . . . . . . . . . . . . . . . .  80%
                          6 . . . . . . . . . . . . . . . . . . . . . . 100%

Any unvested portion of Company Contributions allocated to a Participant at the time of such Participant's termination of employment with the Company, other than by retirement or death, is forfeited by the Participant. Forfeitures of discretionary Company Contributions will be allocated to the accounts of other Participants. Forfeitures of matching contributions are allocated in proportion to matching contributions.

     As of January 1, 1997, the Company had approximately 328 Eligible Employees, including the Named Executives (Dennis M. Jones, Judith A. Jones, Michael T. Bramblett, G. Andrew Franz and David A. McLaughlin). During 1996, the Company made matching contributions to the 401(k) Plan aggregating $34,375 to the accounts of the Named Executives and total matching contributions of $357,424 to all Participants' Accounts.

     Participants in the 401(k) Plan may direct investment of amounts allocated to their respective accounts among various investment funds selected by the Plan Administrator. Prior to January 1, 1997, investment of funds in the 401(k) was directed by the Trustees of the 401(k) Plan and a portion of Company Contributions was, from time to time, invested in shares of the Common Stock of the Company. The investment funds currently available under the 401(k) Plan do not include a Company Common Stock Fund for either Elective Contributions or Company Contributions.

     The Company is the 401(k) Plan Administrator and currently pays all expenses of the 401(k) Plan other than audit fees, which are paid by the 401(k) Plan. The Company has appointed Dennis M. Jones and Judith A. Jones as Trustees of the 401(k) Plan and Smith Barney Corporate Trust Company is an additional trustee with respect to the investment funds available to Participants. The 401(k) Plan may be modified by the officers of the Company at any time, provided that the aggregate additional annual cost to the Company of any such modification does not exceed $500,000 and provided further that no modification shall adversely affect the rights of the Participants or divert any of the 401(k) Plan assets to purposes other than the benefit of the Participants.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the record and beneficial ownership of the Common Stock of the Company on the indicated date by (i) each director and Named Executive (as such term is defined in "Executive Compensation -- Summary Compensation Table", above) of the Company, (ii) all directors and executive officers of the Company as a group, and (iii) each shareholder known to the Company to own, of record or beneficially, five percent (5%) or more of the outstanding Common Stock.

                                   BENEFICIAL OWNERSHIP AS OF MARCH 3, 1997

     Name and Address of                                                            Percentage of Shares
      Beneficial Owner(1)                        Shares Beneficially Owned(2)       Beneficially Owned(3)
------------------------------                   -----------------------------       ---------------------
  Dennis M. Jones                                        3,642,750(4)(5)                      12.7%
  Chairman of the Board of
    Directors and President

  Judith A. Jones                                        1,047,937(6)                          3.7%
  Executive Vice President,
  Secretary, Treasurer and Director

  Michael T. Bramblett                                     157,167(7)                          0.5%
  Executive Vice President and
    Director

  G. Andrew Franz                                          434,157(8)                          1.5%
  Senior Vice President - Operations
  Pharmaceuticals and Director

  David A. McLaughlin                                      112,500(9)                           *
  Senior Vice President - Operations
  Nutritionals and Director

  Stanley Lopata                                           174,250(9)                          0.6%
  Director
  900 South Hanley Rd.
  St. Louis, MO 63105

  L. John Polite, Jr.                                       41,750(10)                          *
  Director
  211 Oldwoods Rd.
  Franklin Lakes, NJ 07417

  Edward A. Chod                                            25,375(11)                          *
  Director
  10 South Broadway, Ste. 2000
  St. Louis, MO 63102

  Thomas F. Patton, Ph.D.                                    4,500(12)                          *
  Director

  All Directors and                                      5,640,386                            19.6%
   Executive Officers as a Group
  (consisting of nine persons)

*  Less than one-half of one percent.

(1) Except as otherwise indicated, the address for each individual named is c/o Jones Medical Industries, Inc., 1945 Craig Road, St. Louis, Missouri 63146. Each beneficial owner has sole voting and investment power with respect to the shares of Common Stock shown as beneficially owned except that an individual may be deemed to have only indirect shared voting and investment power with respect to shares held by the individual's spouse as reflected in other footnotes.

(2) Includes shares deemed owned as a result of purchase options which are presently or will become exercisable on or prior to June 1, 1997.

(3) The number of shares of Common Stock deemed outstanding as of March 3, 1997 includes (i) 28,569,651 shares of Common Stock outstanding as of such date, and (ii) shares of Common Stock issuable pursuant to options held by the directors and executive officers that are currently exercisable or will become exercisable on or before June 1, 1997, by the person or group in question.

(4) Includes 108,000 shares under option rights issued by the Company and held by Mr. Jones. Does not include 1,047,937 shares or options held by his spouse, with respect to which he disclaims beneficial ownership.

(5) As a result of call options written and sold by Mr. Jones, an aggregate of 120,000 of the shares reflected as owned by him are subject to purchase by third parties at $40 per share under option rights expiring on March 21, 1997.

(6) Includes 27,000 shares under option rights issued by the Company and held by Mrs. Jones. Does not include 3,642,750 shares or options held by her spouse, with respect to which she disclaims beneficial ownership.

(7) Includes 1,318 shares held by Mr. Bramblett's wife with respect to which he disclaims beneficial ownership. Also includes 9,000 shares under option rights issued by the Company.

(8) Includes 196,165 shares owned by Mr. Franz' wife, 51,840 shares held by his spouse as custodian for their children, 24,996 shares held by his wife as a co-trustee for the benefit of the Franz' children and 12,498 shares held by his wife as a co-trustee for the benefit of her nephew. Mr. Franz disclaims beneficial ownership of all of the shares held by his wife.

(9) Includes 64,950 shares held in revocable trust created by Mr. Lopata's wife and with respect to which he disclaims beneficial ownership.
         Also includes 6,750 shares under vested and unexercised options.

(10)     Includes 9,000 shares under option rights issued by the Company.

(11)     Includes 6,750 shares under option rights issued by the Company.

(12)     Includes 4,500 shares under option rights issued by the Company.


Other Significant Shareholdings

         Based upon filings with the Securities and Exchange Commission ("SEC") under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company is advised that as of December 31, 1996 each of the following investment advisors held discretionary authority over accounts holding, in the aggregate, the indicated numbers of shares of the Common Stock, in each case representing approximately 5% of the then outstanding shares of Common Stock:

Name & Address of Investment Advisor                         Shares
------------------------------------                         ------
American Century Companies, Inc.                        1,661,300  (5.8%)
American Century Investment Management, Inc.
4500 Main Street
P.O. Box 418210
Kansas City, Missouri  64141-9210

Nicholas Applegate Capital Management                   1,367,887  (4.9%)
600 West Broadway, 29th Floor
San Diego, CA 92101

         In addition, as of December 31, 1996, members of the Daniels family (the former principal owners of Galen Drugs of Florida, Inc. which was acquired by the Company on August 30, 1996 (the "Daniels Acquisition")), held beneficial ownership of an aggregate of 2,957,531 shares (10.4%) of the Common Stock. No individual member of the Daniels family held direct beneficial ownership of 5% or more of the outstanding stock and each member has severally advised the Company that they act independently with respect to voting and investment decisions with respect to such holdings. Pursuant to securities registration rights granted by the Company in connection with the Daniels Acquisition, a registration statement filed with the SEC under the Securities Act of 1933 covering an aggregate of 1,460,084 shares became effective on February 6, 1997. The Company is advised that as of March 10, 1997, all but 90,000 of the shares offered pursuant to such registration have either been sold and delivered or serve as collateral for "short against the box" sales effected for the accounts of the respective holders. Accordingly, the aggregate number of shares beneficially owned by the several members of the Daniels family as of such date is 1,587,447 or approximately 5.6% of the outstanding Common Stock.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

         Section 16(a) of the Exchange Act requires the Company's directors and officers, and persons who own more than 10% of a class of the Company's equity securities registered under the Exhange Act, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company, including rights relating to the acquisition or disposition of any such securities. SEC regulations require such holders to furnish copies of such reports to the Company.

         To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, the Company believes that during the fiscal year ended December 31, 1996 all Section 16(a) filing requirements applicable to the Company's directors, officers and greater than 10% beneficial owners were complied with except that L. John Polite, Jr., a director, (i) filed a Form 4 approximately thirty days after the required filing date with respect to a sale of 1,000 shares (2,250 shares as adjusted for subsequent splits) on January 17, 1996 and (ii) filed a Form 4 approximately sixty days after the required filing date with respect to a sale of 1,000 shares on December 5, 1996.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Edward A. Chod, director of the Company, is a principal in the law firm of Greensfelder, Hemker & Gale, P.C., which firm has served as counsel to the Company since 1982. The amount of legal fees paid by the Company to Greensfelder, Hemker & Gale, P.C. during the fiscal year ended December 31, 1996 did not exceed five percent (5%) of such firm's gross revenues for its applicable fiscal year.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      1.      The consolidated financial statements filed as part of this report on Form 10-K are listed on the accompanying Index to Consolidated Financial Statements and Consolidated Financial
                 Statement Schedule on page 38.

         2. The consolidated financial statement schedule filed as part of this report on Form 10-K is listed on the accompanying Index to Consolidated Financial Statements and Consolidated Financial Statement Schedule on page 38.

         3.      Exhibits:

                 (3.1) Restated Certificate of Incorporation of the Company dated June 21, 1988 (incorporated by reference from Form 10-K for the year ended December 31, 1995).

                 (3.2) Certificate of Amendment of the Certificate of Incorporation of the Company dated May 14, 1990 (incorporated by reference from Form 10-K for the year ended December 31, 1995).

                 (3.3) Certificate of Amendment of the Certificate of Incorporation of the Company dated May 30, 1991 (incorporated by reference from Form 10-K for the year ended December 31, 1995).

                 (3.5) Amended By-Laws of the Company as of June 14, 1988 (incorporated by reference from Form 10-K for the year ended December 31, 1995).

                 (3.6) Amendment to Section 3.02 of By-Laws of the Company as of April 1, 1992 (incorporated by reference from Form 10-K for the year ended December 31, 1995).

                 (10.1) The Company's 1989 Incentive Stock Option Plan (incorporated by reference from Form 10-K for the year ended December 31, 1995).

                 (10.2) Employee Profit Sharing and 401(k) Plan as amended and restated as of January 1, 1997 (FILED HEREWITH).

                 (10.3) The Company's 1994 Incentive Stock Plan effective June 1, 1994 (incorporated by reference from the Company's Proxy Statement dated April 21, 1995 for the Annual Meeting of Stockholders held May 15,
                          1995).

                 (10.4) The Company's 1994 Formula Stock Option Plan for Non-Management Directors effective May 25, 1994 (incorporated by reference from the Company's Proxy Statement dated April 21, 1995 for the Annual Meeting of Stockholders held May 15, 1995).

                 (10.5) Asset Purchase Agreement dated as of February 12, 1993, between the Company and Tsumura International, Inc. (incorporated by reference from Form 8-K dated February 18, 1993).

                 (10.6) Stock Purchase Agreement dated as of March 22, 1993, among the Company and each of the stockholders of Bronson Pharmaceuticals (incorporated by reference from Form 8-K dated April 7, 1993).

                 (10.7) Licensing Agreement dated August 31, 1995 between the Company and Eli Lilly & Company (incorporated by reference from Form 8-K dated September 15, 1995).

                 (10.8) Manufacturing Agreement dated August 31, 1995 between the Company and Eli Lilly & Company (incorporated by reference from Form 8-K dated September 15, 1995).

                 (10.9) License Agreement dated March 18, 1996, between the Company and Eli Lilly and Company (incorporated by reference from Form 8-K dated March 18, 1996).

                 (10.10) Manufacturing Agreement dated March 18, 1996, between the Company and Eli Lilly and Company (incorporated by reference from Form 8-K dated March 18, 1996).

                 (10.11) Plan of Reorganization and Agreement dated as of July 30, 1996, by and among Galen Drugs of Florida, Inc., Daniels Pharmaceuticals, Inc. and the Company (incorporated by reference from Form 8-K dated September 6, 1996).

                 (10.12) Plan of Reorganization and Agreement dated as of October 24, 1996, by and among the Company, Abana Pharmaceuticals, Inc., Dale E. Eads and Perry N. Cole (incorporated by reference from the Company's Registration Statement on Form S-4 (Registration No. 333-15889) filed on November 8, 1996).

                 (11.1) Statement re: computation of per share earnings. (FILED HEREWITH)

                 (21.1)   Subsidiaries of the Registrant. (FILED HEREWITH)

                 (23.1)   Consent of Ernst & Young LLP. (FILED HEREWITH)

                 (23.2) Consent of Hacker, Johnson, Cohen & Grieb. (FILED HEREWITH)

                 (27.1)   Financial Data Schedule. (FILED HEREWITH)


(b) The following reports on Form 8-K were filed by the Company during the last quarter of the period covered by this report:

         (1) Form 8-K dated October 24, 1996, announcing the signing of an agreement with Abana Pharmaceuticals, Inc. ("Abana") and the holders of a majority of Abana'soutstanding common stock to acquire Abana by means of a merger of Abana with and into a wholly- owned subsidiary of the Company; and

         (2) Form 8-K dated November 8, 1996, relating to the Company's acquisition of Galen Drugs of Florida, Inc. ("Galen"), including Galen's principal operating subsidiary, Daniels Pharmaceuticals, Inc. ("Daniels Acquisition") which was treated as a "pooling of interests" for financial reporting purposes, whereby the Company filed the following financial data:

                 (i) a restatement of the 5-year Selected Financial Data originally filed as Item 6 in the its Form 10-K Annual Report for the year ended December 31, 1995, to give effect to the three-for-two split of the Company's common stock effective June 10, 1996, and the restatement of such data arising from the Daniels Acquisition;

                 (ii) a restatement of Management's Discussion and Analysis of Financial Condition and Results of Operation as originally filed as Item 7 in its Form 10-K Annual Report for the year ended December 31, 1995, to give effect to the restatement thereof arising from the Daniels Acquisition; and

                 (iii) as an exhibit thereto, the Company's restated audited financial statements as of December 31, 1994 and 1995 and for each of the three years in the period ended December 31, 1995, reflecting the pooling of interests arising from the Daniels Acquisition.

         (3) Form 8-K dated December 31, 1996, announcing the closing of the acquisition of Abana.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     JONES MEDICAL INDUSTRIES, INC.

                                     By:   /s/ Dennis M. Jones
                                        -------------------------------
                                               Dennis M. Jones, President
                                               DATE:  MARCH 10, 1997

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

         SIGNATURES                                     TITLE                             DATE
         ----------                                     -----                             ----
  /s/ Dennis M. Jones                         President, Chief Executive           March 10, 1997
  ---------------------------                 Officer and Director
  Dennis M. Jones

  /s/ Judith A. Jones                         Principal Financial and              March 10, 1997
  ---------------------------                 Accounting Officer, Executive
  Judith A. Jones                             Vice President, Secretary,
                                              Treasurer and Director

  /s/ Michael T. Bramblett                    Executive Vice President and         March 10, 1997
  ---------------------------                 Director
  Michael T. Bramblett

  /s/ G. Andrew Franz                         Senior Vice President -              March 10, 1997
  ---------------------------                 Operations - Pharmaceuticals
  G. Andrew Franz                             and Director


  /s/ David A. McLaughlin                     Senior Vice President -              March 10, 1997
  ---------------------------                 Operations - Nutritionals and
  David A. McLaughlin                         Director

  /s/ Edward A. Chod
  ---------------------------                 Director                             March 10, 1997
  Edward A. Chod

  /s/ Stanley Lopata                          Director                             March 10, 1997
  ---------------------------
  Stanley Lopata

  /s/ L. John Polite, Jr.                     Director                             March 10, 1997
  ---------------------------
  L. John Polite, Jr.

  /s/ Thomas F. Patton, Ph.D.                 Director                             March 10, 1997
  ---------------------------
  Thomas F. Patton, Ph.D.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                 AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

                                                                                           Page
                                                                                           ----
  Report of Ernst & Young LLP, independent auditors                                        F-1

  Report of Hacker, Johnson, Cohen & Grieb, independent auditors                           F-2

  Consolidated balance sheets as of December 31, 1995 and 1996                             F-3

  Consolidated statements of income for the years ended December 31, 1994,
  1995 and 1996                                                                            F-4

  Consolidated statements of stockholders' equity for the years ended December
  31, 1994, 1995 and 1996                                                                  F-5

  Consolidated statements of cash flows for the years ended December 31, 1994,
  1995 and 1996                                                                            F-6

  Notes to consolidated financial statements                                               F-7

  Consolidated schedule for the years ended December 31, 1994, 1995 and 1996:


          II.  Valuation and qualifying accounts                                           F-22


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

                         Report of Independent Auditors

The Board of Directors and Stockholders
Jones Medical Industries, Inc.

We have audited the accompanying consolidated balance sheets of Jones Medical Industries, Inc. as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the September 30, 1995 and 1994 consolidated financial statements of Galen Drugs of Florida, Inc. (acquired by the Company in a business combination accounted for as a pooling of interests, as described in Note 1 to the consolidated financial statements of Jones Medical Industries, Inc.), which statements reflect total assets of $10,649,322 as of September 30, 1995 and total revenues of $18,394,720 and $14,605,172 for the years ended September 30, 1995 and 1994, respectively. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Galen Drugs of Florida, Inc., as of September 30, 1995 and for each of the two years in the period then ended, is based solely upon the report of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Jones Medical Industries, Inc. at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                           ERNST & YOUNG LLP

St. Louis, Missouri
February 14, 1997

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors
Galen Drugs of Florida, Inc.
St. Petersburg, Florida:

We have audited the accompanying consolidated balance sheets of Galen Drugs of Florida, Inc. and Subsidiaries (the "Company") as of September 30, 1995 and the related consolidated statements of income, stockholders' equity and cash flows for the years ended September 30, 1995 and 1994. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 1995 and the results of its operations and its cash flows for the years ended September 30, 1995 and 1994, in conformity with generally accepted accounting principles.



HACKER, JOHNSON, COHEN & GRIEB
Tampa, Florida
April 25, 1996, except for Note 16 as to which the date is July 30, 1996.

                        Jones Medical Industries, Inc.

                         Consolidated Balance Sheets


                                                              DECEMBER 31
                                                           1995         1996
                                                        ----------- ------------
ASSETS
Current assets:
  Cash and cash equivalents                             $ 8,341,823 $ 52,171,684
  Accounts receivable, less allowance for doubtful
    accounts of $187,484 in 1995 and $388,109 in 1996     9,438,107   11,301,251
  Inventories                                            13,014,276   12,752,523
  Note receivable                                           175,169            -
  Income taxes receivable                                         -    1,763,864
  Deferred income taxes                                   1,546,100    1,846,318
  Other                                                     821,556      715,165
                                                        ------------------------
Total current assets                                     33,337,031   80,550,805
Intangible assets:
  Customer lists                                          6,084,967    6,084,967
  Distribution systems, trademarks, and licenses         24,336,110   48,409,609
  Restrictive covenants and other intangibles             3,142,328    5,602,768
  Goodwill                                                4,255,298   17,249,968
                                                        ------------------------
                                                         37,818,703   77,347,312
Less accumulated amortization                             4,883,538    7,500,072
                                                        ------------------------
Net intangible assets                                    32,935,165   69,847,240
Net property, plant and equipment                        18,659,500   24,170,353
Other assets                                              1,306,712    2,664,990
                                                        ------------------------
Total assets                                            $86,238,408 $177,233,388
                                                        ========================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses                 $ 7,436,964 $  6,471,061
  Current portion of long-term debt                       5,813,474    3,000,000
  Income taxes payable                                      871,401            -
  Dividends payable                                         283,605      560,298
                                                        ------------------------
Total current liabilities                                14,405,444   10,031,359

Long-term debt                                           11,420,362            -
Deferred income taxes                                     4,474,077    5,282,307

Stockholders' equity:
  Preferred stock, $.01 par value, 1,000,000 shares
    authorized, 1,056 shares issued and outstanding in
    1995 and none in 1996                                        10            -
  Common stock, $.04 par value; 30,000,000 shares
    authorized, 24,227,423 shares issued and outstanding
    in 1995 and 28,435,451 in 1996                          969,097    1,137,418
  Contributed capital (including effects of unearned
    compensation and related amortization)               19,590,417  108,582,105
  Retained earnings                                      35,379,001   52,200,199
                                                        ------------------------
Total stockholders' equity                               55,938,525  161,919,722
                                                        ------------------------
                                                        $86,238,408 $177,233,388
                                                        ========================

 See accompanying notes.

                        Jones Medical Industries, Inc.

                      Consolidated Statements of Income


                                                YEAR ENDED DECEMBER 31
                                           1994          1995          1996
                                       -----------------------------------------
Sales                                  $62,153,975   $74,791,815   $100,153,086
Cost of sales                           29,502,923    32,754,390     39,825,723
                                       -----------------------------------------
Gross profit on sales                   32,651,052    42,037,425     60,327,363

Selling, general, and administrative
 expenses:
 Selling                                11,956,990    12,679,189     15,233,406
 General and administrative              6,457,842     7,192,877      7,649,007
 Research and development                  507,020       452,285        410,170
 Amortization                            1,362,936     1,429,804      2,617,142
 Nonrecurring merger expenses                    -             -      5,743,151
                                       -----------------------------------------
Total selling, general, and
 administrative expenses                20,284,788    21,754,155     31,652,876
                                       -----------------------------------------
Operating income                        12,366,264    20,283,270     28,674,487
Other income (expense):
  Interest income                          144,473       304,089      2,276,199
  Interest expense                        (698,095)     (655,003)      (553,196)
  Miscellaneous                             67,424      (132,606)        31,248
                                       -----------------------------------------
Income before income taxes              11,880,066    19,799,750     30,428,738
Provision for income taxes               4,360,168     7,410,491     12,290,000
                                       -----------------------------------------
Net income                             $ 7,519,898   $12,389,259   $ 18,138,738
                                       =========================================
Earnings per common and common
  equivalent share                     $      0.29   $      0.50   $       0.65
                                       =========================================

See accompanying notes.

                         Jones Medical Industries, Inc.

                Consolidated Statements of Stockholders' Equity

                 Years ended December 31, 1994, 1995, and 1996




                                            NUMBER OF SHARES
                                        ----------------------   PREFERRED  COMMON      CONTRIBUTED    RETAINED
                                        PREFERRED      COMMON      STOCK     STOCK        CAPITAL      EARNINGS        TOTAL
                                        --------------------------------------------------------------------------------------
Balance at December 31, 1993             222,706     33,985,731  $2,227 $1,359,428   $ 19,208,372   $20,262,185   $ 40,832,212
Exercise of stock options                      -        144,225       -      5,769        415,156             -        420,925
Restricted stock:
  Amortization of unearned compensation        -              -                  -         30,470             -         30,470
Conversion of preferred stock           (122,787)       483,465  (1,228)    19,339        (18,111)            -              -
Net income                                     -              -       -          -              -     7,519,898      7,519,898
Cash dividend declared - common stock
  ($.045 per historical JMED share)            -              -       -          -              -      (911,718)      (911,718)
Cash dividend declared - preferred
  stock ($.16 per share)                       -              -       -          -              -       (24,930)       (24,930)
Adjustment for treasury stock
  activity in November 1993 - pooled
  company                                      -    (10,883,413)      -   (435,336)      (128,611)   (2,825,110)    (3,389,057)
                                        --------------------------------------------------------------------------------------
Balance at December 31, 1994              99,919     23,730,008     999    949,200     19,507,276    24,020,325     44,477,800
Exercise of stock options                      -        281,565       -     11,263        433,192             -        444,455
Restricted stock:
  Amortization of unearned compensation        -              -                  -         29,544             -         29,544
Conversion of preferred stock            (54,859)       215,850    (549)     8,634         (8,085)            -              -
Return of escrowed preferred stock       (44,004)             -    (440)         -       (380,836)            -       (381,276)
Escrowed preferred dividend                    -              -       -          -          9,326             -          9,326
Net income                                     -              -       -          -              -    12,389,259     12,389,259
Cash dividend declared - common stock
  ($.05 per historical JMED share)             -              -       -          -              -    (1,026,401)    (1,026,401)
Cash dividend declared - preferred
  stock ($.16 per share)                       -              -       -          -              -        (4,182)        (4,182)
                                        --------------------------------------------------------------------------------------
Balance at December 31, 1995               1,056     24,227,423      10    969,097     19,590,417    35,379,001     55,938,525
Net proceeds from sale of common stock         -      3,450,000       -    138,000     75,083,921             -     75,221,921
Exercise of stock options                      -        333,397       -     13,336        787,013             -        800,349
Restricted stock:
  Amortization of unearned compensation        -              -       -          -         12,500             -         12,500
Tax benefits associated with the
  exercise of nonqualified stock
  options                                      -              -       -          -        845,773             -        845,773
Adjustment to increase pooled
  company's net income to a 12-month
  amount                                       -              -       -          -              -       701,925        701,925
Costs paid by shareholders on behalf
  of the Company                               -              -       -          -      2,900,000             -      2,900,000
Redemption of dissenters' shares               -              -       -          -     (4,022,411)            -     (4,022,411)
Shares issued in connection with the
  Abana purchase                               -        420,553       -     16,823     13,875,085             -     13,891,908
Other                                          -              -       -          -       (490,041)            -       (490,041)
Conversion of preferred stock             (1,056)         4,078     (10)       162           (152)            -              -
Net income                                     -              -       -          -              -    18,138,738     18,138,738
Cash dividend declared - common stock
  ($.0767 per share)                           -              -       -          -              -    (2,019,453)    (2,019,453)
Cash dividend declared - preferred
  stock ($.04 per share)                       -              -       -          -              -           (12)           (12)
                                        --------------------------------------------------------------------------------------
Balance at December 31, 1996                   -     28,435,451    $  - $1,137,418   $108,582,105   $52,200,199   $161,919,722
                                        ======================================================================================

See accompanying notes.

                         Jones Medical Industries, Inc.

                     Consolidated Statements of Cash Flows



                                                        YEAR ENDED DECEMBER 31
                                                  1994          1995           1996
                                              ------------  -------------  -------------
OPERATING ACTIVITIES
Net income                                    $ 7,519,898   $ 12,389,259   $ 18,138,738
Adjustment to increase pooled company's net
  income above to a 15-month amount                     -              -        701,925
Noncash adjustments:
  Costs paid by shareholders on behalf of the
    Company                                             -              -      2,900,000
  Depreciation                                    912,348      1,109,480      1,362,780
  Amortization                                  1,362,936      1,429,804      2,629,642
  Provision for uncollectibles                      7,212         63,918        200,625
  Deferred income taxes                          (270,992)        (8,141)       527,012
  (Gain) loss on sale of assets                    (1,471)       126,060        101,359
  Change in assets and liabilities, net of
    effects from acquisitions:
      Accounts receivable                         584,430     (3,702,075)    (1,406,010)
      Inventories                               1,286,351     (2,726,213)       867,879
      Other assets                                282,857       (716,218)    (1,603,162)
      Accounts payable and accrued expenses       273,752      1,867,195     (1,118,951)
      Income taxes payable                        251,467        470,968     (2,635,265)
                                               ----------------------------------------
Net cash from operating activities             12,208,788     10,304,037     20,666,572

INVESTING ACTIVITIES
Maturity (purchases) of certificates of
  deposit and U.S. government obligations       1,247,489              -              -
Sales of marketable equity securities               3,515              -              -
Additions to property, plant and equipment     (3,688,322)    (5,448,477)    (7,386,159)
Proceeds from sale of assets                      268,938        766,108        408,073
Purchases of intangible assets in product
  line acquisitions, net of seller financing            -     (7,072,278)    (8,757,057)
Adjustment for treasury stock activity of
  pooled company                                 (169,453)             -              -
Net (increase) decrease in note receivable
  from related party                              (45,974)        80,188        175,169
                                               -----------------------------------------
Net cash used for investing                    (2,383,807)   (11,674,459)   (15,559,974)

FINANCING ACTIVITIES
Net proceeds from sale of common stock                  -              -     75,221,921
Proceeds from debt                                      -      7,000,000      8,700,000
Repayment of long-term debt                    (2,134,295)    (4,652,908)   (37,758,316)
Purchase of dissenters' shares                          -              -     (4,022,411)
Repayment of note payable to former
  stockholder of pooled company                  (105,942)      (638,142)    (2,475,520)
Payments of cash dividends                       (934,495)      (983,917)    (1,742,760)
Proceeds from exercise of stock options           420,925        444,455        800,349
                                              -----------------------------------------
Net cash from (used for) financing             (2,753,807)     1,169,488     38,723,263
                                              -----------------------------------------
Increase (decrease) in cash and
  cash equivalents                              7,071,174       (200,934)    43,829,861
Cash and cash equivalents, beginning of year    1,471,583      8,542,757      8,341,823
                                              -----------------------------------------
Cash and cash equivalents, end of year        $ 8,542,757   $  8,341,823   $ 52,171,684
                                              =========================================

See accompanying notes.

                         Jones Medical Industries, Inc.

                   Notes to Consolidated Financial Statements

                               December 31, 1996




1. BASIS OF PRESENTATION

On August 30, 1996, Jones Medical Industries, Inc. ("JMED" or the "Company") acquired Daniels Pharmaceuticals, Inc. ("Daniels"), a Florida corporation, in a business combination accounted for as a pooling of interests by way of a merger (the "Merger") among Daniels, Daniels' parent entity, Galen Drugs of Florida, Inc. ("Galen"), a Florida corporation, and JMED's wholly owned subsidiary, JGD Acquisition Corporation, a Florida corporation. The accompanying financial statements are based on the assumption that the two companies were combined at the beginning of the year, and all financial statements for prior periods presented have been restated to give effect to the combination. Earnings per share data reflects the shares issued in the merger for all periods presented.

In connection with the Merger, JMED issued 2,910,474 shares of its common stock and paid cash consideration of approximately $4,022,000 to dissenting shareholders. In addition, JMED issued 49,750 shares of its common stock to Daniels Enterprises, Inc. ("DEI"), an S-Corporation controlled by the principal shareholders of Galen, to acquire the real estate associated with the business. The book value of the real estate acquired was $892,000 at the consummation date of the combination.

Nonrecurring merger expenses related to this acquisition consisting of costs paid by shareholders on behalf of the Company, investment banking and professional fees, and severance costs total $5,743,151 and have been included in selling, general, and administrative expenses in the accompanying 1996 consolidated statement of income.

In connection with the Merger, Daniels changed its fiscal year-end from September 30 to December 31, which conforms to JMED's year-end. The consolidated financial statements for all periods prior to 1996 have not been restated to reflect Daniels' change in fiscal year and include Daniels' results of operations on a September 30 fiscal year-end basis and JMED's on a December 31 calendar year basis. The accompanying 1996 financial statements combine both entities' results as of December 31, 1996 and for the 12 months then ended. Because the conformity of Daniels' fiscal year-end has been changed prospectively, Daniels' net income for the three months ended December 31, 1995 has been added directly to retained earnings of the combined Company. During the three months ended December 31, 1995, Daniels reported sales of $4,206,864 and

                        Jones Medical Industries, Inc.

                  Notes to Consolidated Financial Statements

1. BASIS OF PRESENTATION (CONTINUED)

net income of $701,925. The consolidated statement of cash flows for the year ended December 31, 1996 combines JMED's cash flows for that period with the cash flows of Daniels for the period from October 1, 1995 to December 31, 1996.

The separate components of the combined results of JMED and Daniels are presented below. Although the merger occurred on August 30, 1996, the separate components are presented through September 30, 1996, which is the date the Company merged the operating results of the two entities.


                                                NINE MONTHS ENDED
              YEAR ENDED       DECEMBER 31        SEPTEMBER 30,
                1994              1995                1996
             ---------------------------------------------------
Sales:
  JMED       $47,548,803       $56,397,095         $60,738,148
  Daniels     14,605,172        18,394,720          13,072,200
             ---------------------------------------------------
  Combined   $62,153,975       $74,791,815         $73,810,348
             ===================================================
Net income:
  JMED       $ 5,739,507       $ 9,328,304         $10,322,802
  Daniels      1,780,391         3,060,955           1,052,778
             ---------------------------------------------------
  Combined   $ 7,519,898       $12,389,259         $11,375,580
             ===================================================

On February 7, 1996, the Board of Directors declared a three-for-two stock split effected in the form of a stock dividend to be paid on March 1, 1996 to holders of record on February 23, 1996. The financial statements, including stock options, share data, per share data, and market prices, have been retroactively adjusted to reflect the split.

On May 22, 1996, the Board of Directors declared a three-for-two stock split effected in the form of a stock dividend to be paid on June 10, 1996 to holders of record on June 3, 1996. The financial statements, including stock options, share data, per share data, and market prices, have been retroactively adjusted to reflect the split.

2. NATURE OF OPERATIONS AND CUSTOMER CONCENTRATION

The Company is engaged in the manufacturing, marketing, and sale of pharmaceuticals and nutritional supplements. The Company's principal customers include consumers, retail pharmacies, hospitals (through wholesale drug distributors), physicians, and the United States government, of which sales to the United States government totaled approximately $4,500,000, $3,250,000, and $2,340,000 in 1994, 1995, and 1996,

                        Jones Medical Industries, Inc.

                  Notes to Consolidated Financial Statements

2. NATURE OF OPERATIONS AND CUSTOMER CONCENTRATION (CONTINUED)

respectively. No one customer accounted for more than 10 percent of the Company's consolidated sales in 1994, 1995, or 1996.

The Company's most significant products include:


                                    1994                               1995                               1996
                      -------------------------------------------------------------------------------------------------------
                       PRODUCT SALES                      PRODUCT SALES                      PRODUCT SALES
                      (000'S OMITTED)  PERCENT OF SALES  (000'S OMITTED)  PERCENT OF SALES  (000'S OMITTED)  PERCENT OF SALES
                      -------------------------------------------------------------------------------------------------------
Thrombin products             $12,681         20%             $14,573            19%             $21,134           21%
Levoxyl                       $ 8,736         14%             $11,684            16%             $14,197           14%
Brevital (acquired
  August 31, 1995)            $     -          -              $ 2,385             3%             $ 7,251            7%
Tapazole (acquired
  March 18, 1996)             $     -          -              $     -             -              $12,254           12%

The Company's only source of supply for thrombin products is from GenTrac, Inc., a wholly owned subsidiary of the Company.

The Company currently relies on Eli Lilly and Company ("Lilly") for the manufacture of Brevital and Tapazole. The Company has entered into ten-year manufacturing agreements with Lilly, which may be terminated by Lilly at any time after the first five years by giving at least five years' notice to the Company prior to ceasing the manufacture of the related products. In the event of such termination, Lilly must use reasonable efforts to assist the Company in obtaining all the necessary licenses and approvals to enable the Company or an alternative manufacturer to manufacture the products. Lilly is the sole manufacturer of both products, and any alternative manufacturer would require regulatory change-in-site qualification to manufacture the products. In the event of any interruption in the supply of either product from Lilly due to regulatory or other causes, there can be no assurance that the Company could make alternative manufacturing arrangements on a timely basis, if at all. Such an interruption could have a material adverse effect on the Company's business, financial condition, and results of operations.

                         Jones Medical Industries, Inc.

                  Notes to Consolidated Financial Statements


3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are recorded at cost. Depreciation is computed by the straight-line method over the useful lives of the assets as follows:


                                                 ESTIMATED
                          ASSET CATEGORY        USEFUL LIFE
                    --------------------------  -----------

                    Buildings and improvements  15-40 years
                    Equipment and furniture     5-15 years
                    Automobiles                 5 years


INTANGIBLE ASSETS

The cost of product line or business acquisitions accounted for using the purchase method of accounting is allocated first to identifiable assets and liabilities based on estimated fair values. The excess of cost over identifiable assets and liabilities is recorded as goodwill.

                         Jones Medical Industries, Inc.

                  Notes to Consolidated Financial Statements


3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INTANGIBLE ASSETS (CONTINUED)

Amortization is provided using the straight-line method over the estimated useful lives of the assets as follows:


                                                           ESTIMATED
          ASSET CATEGORY                                  USEFUL LIFE
          ---------------                                 -----------

          Customer lists                                  20 years
          Distribution systems, trademarks, and licenses  5-30 years
          Restrictive covenants and other intangibles     5-10 years
          Goodwill                                        25-40 years


The Company continually reevaluates the propriety of the carrying amount of goodwill and other intangibles as well as the related amortization period to determine whether current events and circumstances warrant adjustments to the carrying values and/or revised estimates of useful lives. This evaluation is based on the Company's projection of the undiscounted operating income before depreciation, amortization, and interest over the remaining lives of the amortization periods of related goodwill and intangible assets. The projections are based on the historical trend line of actual results since the date of acquisition of the respective assets and adjusted for expected changes in operating results.

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

REVENUE RECOGNITION

Sales are reported net of rebates, returns and discounts during the period in which product is shipped. Product rebates and discounts are incurred due to volume or other contractual allowances on certain pharmaceutical sales under contracts with hospitals, buying groups, and managed care organizations. Product returns are permitted in accordance with operating policies established with respect to unused pharmaceuticals and pursuant to a limited money-back refund policy applicable to mail-order and other consumer sales of nutritional supplements. At December 31, 1995 and 1996, the Company maintained reserves of $2,645,072 and $1,857,298, respectively, for product rebates, returns and discounts. The reserve decreased in 1996 due to a change in the Company's product return policy applicable to Daniels' product returns received after December 31, 1996.

                         Jones Medical Industries, Inc.

                  Notes to Consolidated Financial Statements



3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE

Earnings per common and common equivalent share are based on the weighted average number of shares of common stock and common stock equivalents outstanding during each year (26,360,757 in 1994, 24,843,953 in 1995, and 28,048,519 in 1996) after giving retroactive effect to the following: (i) a three-for-two stock split effected in the form of a stock dividend declared February 7, 1996, (ii) a three-for-two stock split effected in the form of a stock dividend declared May 22, 1996, and (iii) the shares issued to consummate the acquisition of Daniels. The computation assumes that outstanding stock options were exercised and the proceeds used to purchase common shares. Outstanding preferred stock was assumed to have been converted to common stock at the issuance date.

STOCK OPTIONS

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," (APB 25) and related interpretations in accounting for its employee stock options because the alternative fair value accounting provided under FASB Statement No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, no compensation expense is recognized because the exercise price of the Company's incentive stock options equals the market price of the underlying stock on the date of grant.

In connection with various nonqualified stock option plans, certain options have been granted at exercise prices below the fair market value of the common stock at the grant date. Differences between the option prices and fair market values at the dates of grant are charged to compensation expense ratably over the future service vesting periods.

DIRECT-RESPONSE ADVERTISING

Costs associated with the production of the Company's direct-response mail order catalog are capitalized and amortized over the expected period of future benefit, which typically does not extend beyond six months. At December 31, 1995 and 1996, approximately $392,000 and $57,000, respectively, of capitalized catalog costs are included in the accompanying balance sheets. Advertising expense associated with the catalog in 1994, 1995, and 1996 totaled $902,000, $1,223,000, and $1,548,000, respectively.

                         Jones Medical Industries, Inc.

                  Notes to Consolidated Financial Statements


3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

RECLASSIFICATIONS

Certain reclassifications have been made to the 1994 and 1995 financial statements to conform to the 1996 presentation.

4. ACQUISITIONS

TAPAZOLE

On March 18, 1996, the Company entered into a perpetual licensing agreement with Lilly for the exclusive United States marketing rights to the Tapazole product line. The purchase price of approximately $26 million was financed with short-term bank debt of $8.7 million and Lilly financing of $17.3 million for six months. Approximately $24 million was allocated to the perpetual license with an amortizable life of 30 years, and $2 million was allocated to a restrictive covenant with an amortizable life of 10 years.

BREVITAL

On August 31, 1995, the Company acquired a perpetual licensing agreement for the exclusive United States marketing rights to the Brevital product line from Lilly. The purchase price of approximately $14 million was financed with bank debt of $7 million and Lilly financing of $7 million. Approximately $13 million was allocated to the perpetual license with an amortizable life of 30 years, and $1 million was allocated to a restrictive covenant with an amortizable life of 10 years.

                        Jones Medical Industries, Inc.

                  Notes to Consolidated Financial Statements



4. ACQUISITIONS (CONTINUED)

ABANA

Since June 1, 1992, the Company has owned an investment in Abana Pharmaceuticals, Inc. (Abana) equivalent to 16 percent of Abana's outstanding common stock. In October 1996, the parties reached an agreement in principle whereby the Company would acquire the remaining 84 percent of Abana's outstanding common stock. On December 31, 1996, the consummation date of the acquisition, the Company issued 420,553 shares of its common stock in exchange for the remaining outstanding common stock of Abana. In addition, outstanding Abana stock options were exchanged for approximately 40,000 of the Company's stock options. The total purchase price of approximately $14.9 million, representing the fair value of Company common stock given of approximately $13.9 million and the fair value of stock options given of approximately $1 million, has been allocated to the fair value of assets acquired and liabilities assumed in accordance with the purchase method of accounting. The excess of the purchase price over the fair values of acquired assets and liabilities, totaling approximately $13 million, has been allocated to goodwill with an estimated economic life of 25 years. Proforma results of operations, assuming the acquisition of Abana had occured on January 1, 1996, would not materially differ from the 1996 reported results of operations.

5. SUPPLEMENTAL CASH FLOW INFORMATION

The following is a summary of supplemental cash flow information:


                                               1994        1995         1996
                                            -----------------------------------
Interest                                    $  685,345  $  502,022  $   532,012
Income taxes                                $4,333,298  $7,007,200  $14,109,483
Note payable issued in connection with
  repurchase of common stock of pooled
  company                                   $3,219,604  $        -  $         -

6. INVENTORIES

Inventories at December 31, 1995 and 1996, are comprised of the following:


                         1995          1996
                     --------------------------
    Raw materials     $ 5,613,815   $ 4,766,356
    Work-in-process     1,130,532     1,539,115
    Finished goods      6,269,929     6,447,052
                     --------------------------
                      $13,014,276   $12,752,523
                     ==========================

                         Jones Medical Industries, Inc.

                  Notes to Consolidated Financial Statements


7. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31, 1995 and 1996, are as follows:


                                   1995          1996
                               --------------------------
Land                            $ 2,397,755   $ 2,419,676
Buildings and improvements        9,617,331    11,710,066
Equipment and furniture          10,031,272    15,022,571
Automobiles                         461,702       438,451
                               --------------------------
                                 22,508,060    29,590,764
Less accumulated depreciation     3,848,560     5,420,411
                               --------------------------
                                $18,659,500   $24,170,353
                               ==========================

8. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at December 31, 1995 and 1996, are comprised of the following:


                                         1995        1996
                                      ----------------------
Trade payables                        $1,995,631  $1,116,267
Sales rebates, returns and discounts   2,645,072   1,857,298
Compensation                           1,158,203   1,492,558
Taxes other than income                  114,137     132,968
Interest                                 175,285     196,469
Royalties                                174,276     285,180
Health insurance claims                  198,060     130,722
Property and equipment purchases         203,762      39,056
Catalog expenses                         163,418      72,118
Nonrecurring merger expenses                   -     177,862
Other                                    609,120     970,563
                                      ----------------------
                                      $7,436,964  $6,471,061
                                      ======================

                        Jones Medical Industries, Inc.

                  Notes to Consolidated Financial Statements


9. LONG-TERM DEBT

Long-term debt at December 31, 1995 and 1996 consists of the following:


                                                             1995        1996
                                                          ----------------------
Note payable to bank at .5% below bank base rate (8.25%
  at December 31, 1995), secured by all corporate assets,
  payable $136,111 monthly plus interest; final payment
  due September 2000                                      $ 7,758,316  $       -

Note payable to Lilly at 7%; payable in installments of
  $4,000,000 in August 1996 and $3,000,000 in August 1997   7,000,000  3,000,000

Note payable to former shareholder of pooled company at
  6.81%                                                     2,475,520          -
                                                          ----------------------
                                                           17,233,836  3,000,000
Less current maturities                                     5,813,474  3,000,000
                                                          ----------------------
                                                          $11,420,362  $       -
                                                          ======================

10. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, 1995 and 1996, are as follows:


                                                 1995        1996
                                              ----------------------
Deferred tax liabilities:
Depreciation and amortization                 $4,474,077  $5,282,307

Deferred tax assets:
Accrued sales rebates, returns and discounts     992,026   1,068,770
Deferred compensation on stock options            85,870      85,870
Unicap adjustment on inventory                   260,144     267,590
Allowance for doubtful accounts                   70,300     128,549
Other                                            137,760     295,539
                                              ----------------------
                                               1,546,100   1,846,318
                                              ----------------------
Net deferred tax liabilities                  $2,927,977  $3,435,989
                                              ======================

                         Jones Medical Industries, Inc.

                  Notes to Consolidated Financial Statements


10. INCOME TAXES (CONTINUED)

Significant components of the provision for income taxes are as follows:


                   1994         1995         1996
                -------------------------------------
Current:
  Federal       $4,145,121   $6,628,414   $10,912,000
  State            485,883      790,082       851,000
                -------------------------------------
Total current    4,631,004    7,418,496    11,763,000

Deferred:
  Federal         (236,182)      (7,804)      485,000
  State            (34,654)        (201)       42,000
                -------------------------------------
Total deferred    (270,836)      (8,005)      527,000
                -------------------------------------
                $4,360,168   $7,410,491   $12,290,000
                =====================================

A reconciliation of the difference between the United States federal statutory tax rates and the effective income tax rate as a percentage of net income is as follows:


                                                    1994    1995   1996
                                                    --------------------
U.S. federal statutory tax rate                     34.0%   35.0%   35.0%
State income taxes, net of federal tax benefit       3.8%    4.0%    3.0%
Other, net                                         (1.1)%  (1.6)%    2.3%
                                                    --------------------
                                                    36.7%   37.4%   40.3%
                                                    ====================

11. PREFERRED STOCK

The Company's Board of Directors may without further action by the Company's stockholders, from time to time, direct the issuance of shares of preferred stock in series and may, at the time of issuance, determine the rights, preferences, and limitations of each series. The holders of preferred stock would normally be entitled to receive a preference payment in the event of any liquidation of the Company before any payment is made to the holders of the common stock. As of December 31, 1996, there were no shares of preferred stock currently designated or outstanding.

                         Jones Medical Industries, Inc.

                  Notes to Consolidated Financial Statements


11. PREFERRED STOCK (CONTINUED)

During 1995, the Company reached a settlement regarding a portion of the contingent purchase price payable to the former stockholders of GenTrac, Inc. In connection with the settlement, 44,004 shares of the Company's preferred stock held in an escrow account, pending final dispute resolution, were released from escrow and returned to the Company. These shares of preferred stock with an original cost of $381,276 have been canceled by the Company. The accompanying 1995 financial statements reflect the resulting $381,276 reduction of goodwill associated with the contingent purchase price and reduction in preferred stock.

12. STOCK OPTION PLANS

The Company has various incentive stock plans for executives and employees. In connection with the plans, options to purchase common stock are granted at option prices not less than the fair market values of the common stock at the time the options are granted and vest ratably over five- to eight-year periods from the grant dates. At December 31, 1996, options for 498,030 shares of common stock are available for future grant. A total of 1,381,595 options to purchase common stock are outstanding under these plans at December 31, 1996, of which 198,375 are currently exercisable. Included in the outstanding options under these plans are options to purchase 675,000 shares of common stock that have been granted to certain officers of the Company under time accelerated stock option agreements. The options become exercisable at the end of eight years from the grant date; however, the options may become exercisable at earlier dates if certain targeted common stock prices are attained.

In November 1996, the Company amended the incentive stock plans to allow for employee payment of option exercise prices in the form of either cash or previously held common stock of the Company. Shares tendered in payment of the option exercise price must be owned by the employee making the tender for not less than six months prior to the date of tender.

In addition, the Company has nonqualified stock option (NSO) plans for its independent directors. Certain of these options offer exercise prices below the fair market value of the common stock at the date of grant. In accordance with APB 25, differences between the option prices and the fair market values at the dates of grant have been accrued ratably over the five-year vesting periods. Total compensation expense in 1994, 1995, and 1996 related to the NSO plans was $122,000, $123,500, and $12,500, respectively. At

                         Jones Medical Industries, Inc.

                  Notes to Consolidated Financial Statements

12. STOCK OPTION PLANS (CONTINUED)

December 31, 1996, a total of 42,750 options to purchase common stock are outstanding under the NSO plans of which 18,000 are currently exercisable.

Option activity for 1994, 1995, and 1996 was as follows:


                                                1994       1995        1996
                                             ---------------------------------
Outstanding options, January 1               1,084,500    973,215     875,025
Exercised                                     (144,225)  (281,565)   (333,397)
Granted                                        196,875    194,625     901,070
Cancelled                                     (163,935)   (11,250)    (18,353)
                                             ---------------------------------
Outstanding options, December 31               973,215    875,025   1,424,345
                                             =================================
Weighted average price of options
  outstanding, January 1                     $    2.52   $   2.36   $    2.76
                                             =================================
Weighted average price of options exercised  $    1.99   $   1.58   $    2.41
                                             =================================
Weighted average price of options granted    $    3.73   $   3.67   $   13.24
                                             =================================
Weighted average price of options cancelled  $    5.37   $   2.85   $    3.35
                                             =================================
Weighted average price of options
  outstanding, December 31                   $    2.36   $   2.76   $    9.65
                                             =================================



Outstanding options at December 31, 1996 are exercisable as follows, assuming the targeted common stock prices are attained with respect to the time accelerated stock options:


                                                WEIGHTED
                                                AVERAGE      RANGE OF
                                      NUMBER     OPTION       OPTION
                                     OF SHARES   PRICE        PRICE
                                     -----------------------------------

    Currently exercisable at
      December 31, 1996:               216,375    $ 3.21   $2.44 - $7.50
    Outstanding options vesting in:
        1997                           284,640    $ 8.84 $ 2.33 - $40.00
        1998                           254,845    $ 9.30 $ 2.33 - $40.00
        1999                           241,195    $10.35 $ 2.89 - $40.00
        2000                           226,170    $11.80 $ 2.89 - $40.00
        2001 and thereafter            201,120    $14.90 $10.67 - $40.00
                                     -------------------
                                     1,424,345    $ 9.65
                                     =========  ========

                         Jones Medical Industries, Inc.

                  Notes to Consolidated Financial Statements


12. STOCK OPTION PLANS (CONTINUED)

Pro forma information regarding net income and earnings per share is required by FASB Statement No. 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a binomial option pricing model with the following weighted average assumptions for 1995 and 1996, respectively: risk-free interest rates of 6.26 percent and 6.36 percent; a dividend yield of .2 percent and .2 percent; volatility factors of the expected market price of the Company's common stock of .514 and .516; and a weighted average expected life of the options of five years.

The binomial option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option's vesting periods. The Company's pro forma information follows:


                                                           1995         1996
                                                        ------------------------
Pro forma net income                                    $12,345,765  $17,511,170
                                                        ===========  ===========
Pro forma earnings per common and common equivalent
  share                                                 $       .50  $       .62
                                                        ===========  ===========

13. EMPLOYEE BENEFIT PLAN

The Company has a defined contribution plan covering substantially all employees. The plan provides the Company may match 100 percent of the employee voluntary contributions up to a maximum matching contribution of 5 percent of the employee's compensation. Company contributions in 1994, 1995, and 1996 were approximately $200,000, $224,000, and $357,000, respectively.

                         Jones Medical Industries, Inc.

                  Notes to Consolidated Financial Statements


14. CONTINGENCIES AND COMMITMENTS

At December 31, 1996, the Company carried product liability coverage of $20 million per occurrence and $20 million in the aggregate on a "claims made" basis and carried excess coverage of $5 million through an umbrella policy. There is no assurance that the Company's present insurance will cover any potential claims that may be asserted in the future. In addition, the Company is subject to legal proceedings and claims which arise in the ordinary course of its business.

In connection with certain product line acquisitions, the Company is obligated to pay royalties of up to 10 percent of certain product sales through 2006. Total royalty expense in 1994, 1995, and 1996 was approximately $636,000, $593,000, and $872,000, respectively.

15. QUARTERLY FINANCIAL DATA (UNAUDITED)


          1995                FIRST       SECOND        THIRD       FOURTH
                           -----------  -----------  -----------  -----------

Net sales                  $15,506,275  $17,620,771  $19,765,990  $21,898,779
Gross profit               $ 8,944,085  $ 9,561,901  $11,125,851  $12,405,588
Net income                 $ 2,588,149  $ 2,717,620  $ 3,194,763  $ 3,888,727
Earnings per share (a)(b)  $       .10  $       .11  $       .13  $       .16
Stock prices: (a)
  High                     $      4.04  $      5.33  $      8.04  $     11.00
  Low                      $      2.79  $     3.625  $      4.96  $     7.125
          1996
Net sales                  $21,848,076  $25,737,906  $26,224,366  $26,342,738
Gross profit               $12,447,137  $15,716,094  $15,341,781  $16,822,351
Net income                 $ 3,748,697  $ 5,838,204  $ 1,788,679  $ 6,763,158
Earnings per share (a)(b)  $       .15  $       .20  $       .06  $       .24
Stock prices: (a)
  High                     $     30.33  $     39.50  $     50.50  $    48.625
  Low                      $     10.39  $     25.67  $     21.00  $     32.50

(a) Retroactively adjusted to reflect the three-for-two stock split declared February 7, 1996 and the three-for-two stock split declared May 22, 1996.
(b) Retroactively adjusted to reflect the shares issued in connection with the Daniels merger on August 30, 1996.

                        Jones Medical Industries, Inc.

                Schedule II - Valuation and Qualifying Accounts



                                                  BALANCE AT  CHARGED TO
                                                  BEGINNING   COSTS AND   DEDUCTIONS -   BALANCE AT
              DESCRIPTION                         OF PERIOD    EXPENSES    WRITE-OFFS   END OF PERIOD


Year ended December 31, 1996
Reserves and allowances deducted from
  asset accounts:
    Allowance for doubtful accounts               $  187,484  $  236,803   $ (36,178)      $  388,109
                                                  ===================================================
    Accumulated amortization of intangibles       $4,883,538  $2,617,142   $    (608)      $7,500,072
                                                  ===================================================
Year ended December 31, 1995
Reserves and allowances deducted from
  asset accounts:
    Allowance for doubtful accounts               $  111,347  $   76,137   $       -       $  187,484
                                                  ===================================================
    Accumulated amortization of intangibles       $4,092,394  $1,429,804   $(638,660)*     $4,883,538
                                                  ===================================================
Year ended December 31, 1994
Reserves and allowances deducted from
  asset accounts:
    Allowance for doubtful accounts               $   79,646  $   80,296   $ (48,595)      $  111,347
                                                  ===================================================
Accumulated amortization of intangibles           $3,653,028  $1,362,936   $(923,570)*     $4,092,394
                                                  ===================================================

*Write-off of fully amortized intangibles in 1995 and 1994.

                                                     Commission File No: 0-15098
--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                  -------------------------------------------

                                    EXHIBITS

                                       TO

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                  -------------------------------------------

                         JONES MEDICAL INDUSTRIES, INC.

             (Exact name of Registrant as specified in its charter)

                                1945 Craig Road
                              St. Louis, MO 63146
                  (Address of Registrant's principal offices)