Form 10-Q
period 1997-03-31
JONES MEDICAL INDUSTRIES INC /DE/
filed 1997-05-15
CIK 793613

                 SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                            FORM 10-Q

    (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
           For The Quarterly Period Ended March 31, 1997

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
 (STATE OR OTHER JURISDICTION           (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)      IDENTIFICATION NO.)



 1945 CRAIG ROAD, ST. LOUIS, MISSOURI         63146
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)    (ZIP CODE)



REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (314) 576-6100



INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN
SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.  YES    X
                                                                 ---
NO   .
  ---

NUMBER OF SHARES OUTSTANDING OF REGISTRANT'S COMMON STOCK AS OF MAY 12, 1997: 28,564,114

                         JONES MEDICAL INDUSTRIES, INC.


                                   INDEX
                                   -----
                                                                            PAGE
                                                                           NUMBER
Part I - Financial Information                                             ------
         Item 1.        Financial Statements

                Condensed Consolidated Balance Sheets -
                December 31, 1996 and March 31, 1997                            3

                Condensed Consolidated Statements of Income -
                three months ended March 31, 1996 and 1997                      4

                Condensed Consolidated Statements of Stockholders'
                Equity - three months ended March 31, 1996 and 1997             5

                Condensed Consolidated Statements of Cash Flows -
                three months ended March 31, 1996 and 1997                  6 - 7

                Notes to Condensed Consolidated Financial
                Statements                                                 8 - 10

         Item 2.        Management's Discussion and Analysis
                        of Results of Operations and Financial
                        Condition                                         11 - 14

Part II - Other Information

         Item 1.        None                                                   15

Signatures                                                                     16



                                    JONES MEDICAL INDUSTRIES, INC.
                                 CONDENSED CONSOLIDATED BALANCE SHEET

                                                                         December 31,       March 31,
                                                                            1996              1997
                                                                         ------------     ------------
    ASSETS                                                                                (Unaudited)
Current assets:

    Cash and cash equivalents                                            $ 52,171,684      $ 59,662,261

    Accounts receivable, less allowance for doubtful accounts of
     $388,109 at December 31, 1996 and $398,610 at March 31, 1997          11,301,251        16,105,675

    Inventories                                                            12,752,523        15,039,685

    Income taxes receivable                                                 1,763,864                --

    Deferred income taxes                                                   1,846,318         1,846,318

    Prepaid expenses and other                                                715,165           992,401
                                                                         ------------      ------------

       Total current assets                                                80,550,805        93,646,340

Net property, plant and equipment                                          24,170,353        24,469,498

Intangible assets, net                                                     69,847,240        69,009,520

Other assets                                                                2,664,990         2,763,883
                                                                         ------------      ------------

                                                                         $177,233,388      $189,889,241
                                                                         ============      ============

    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

    Accounts payable and accrued expenses                                $  6,471,061      $  8,139,914

    Current portion of long-term debt                                       3,000,000         3,000,000

    Income taxes payable                                                           --         3,398,006

    Dividends payable                                                         560,298           571,181
                                                                         ------------      ------------

       Total current liabilities                                           10,031,359        15,109,101

Deferred income taxes                                                       5,282,307         5,282,307

Contingencies and commitments (Note 8)                                             --                --

Stockholders' equity:

    Preferred stock, $.01 par value; 1,000,000 shares authorized,                  --                --

    Common stock, $.04 par value; 30,000,000 authorized,
     28,435,451 issued and outstanding at December 31, 1996 and
     28,582,375 at March 31, 1997                                           1,137,418         1,143,295

    Contributed capital (including effects of unearned compensation
     and related amortization)                                            108,582,105       108,607,599

    Retained earnings                                                      52,200,199        59,746,939
                                                                         ------------      ------------

       Total stockholders' equity                                         161,919,722       169,497,833
                                                                         ------------      ------------

                                                                         $177,233,388      $189,889,241
                                                                         ============      ============

                                                  See accompanying notes.

                                JONES MEDICAL INDUSTRIES, INC.

                          CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                         (UNAUDITED)



                                                                         Three Months Ended
                                                                              March 31,
                                                                     --------------------------
                                                                         1996           1997
                                                                         ----           ----
Sales                                                                $21,848,076    $29,775,682

Cost of sales                                                          9,400,939      8,878,901
                                                                     -----------    -----------

Gross profit on sales                                                 12,447,137     20,896,781

Selling, general and administrative expenses:

     Selling                                                           3,658,997      4,837,110

     General and administrative                                        1,947,686      2,452,499

     Research and development                                             86,357             --

     Amortization                                                        529,301        871,860
                                                                     -----------    -----------

          Total selling, general and administrative
            expenses                                                   6,222,341      8,161,469
                                                                     -----------    -----------

Operating income                                                       6,224,796     12,735,312

Other income (expense)

     Interest income                                                     100,277        678,027

     Interest expense                                                   (262,118)       (89,457)

     Other income (expense)                                              (22,305)       (15,814)
                                                                     -----------    -----------


Income before income taxes                                             6,040,650     13,308,068

Income taxes                                                           2,291,953      5,190,147
                                                                     -----------    -----------

Net income                                                           $ 3,748,697    $ 8,117,921
                                                                     ===========    ===========

Average shares outstanding                                            25,457,224     29,354,754

Earnings per share                                                   $       .15    $       .28
                                                                     ===========    ===========




                                      See accompanying notes.

                         CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                               (UNAUDITED)

                                Three Months Ended March 31, 1996 and 1997




                               Number of Shares         Preferred     Common    Contributed     Retained
                             Preferred    Common          Stock       Stock       Capital       Earnings        Total
                             ---------    ------        ---------     ------    -----------     --------        -----
Balance at December 31, 1995   1,056    24,227,423       $    10   $  969,097   $ 19,590,417   $35,379,001   $ 55,938,525

Exercise of stock options         --       234,825            --        9,393        584,816            --        594,209

Restricted Stock:

  Amortization of unearned
    compensation                  --            --            --           --          7,500            --          7,500

Conversion of preferred         (775)        3,051            (8)         122           (114)           --             --

Net income                        --            --            --           --             --     3,748,697      3,748,697

Adjustment to increase
 pooled companies
 net income to conform
 year end                         --            --            --           --             --       701,925        701,925

Cash dividend declared
 - common stock
 ($.015 per share)                --            --            --           --             --      (357,786)      (357,786)

Cash dividend declared
 - preferred stock
 ($.04 per share)                 --            --            --           --             --           (11)           (11)
                              ------    ----------       -------   ----------   ------------   -----------   ------------

Balance at March 31, 1996        281    24,465,299       $    2    $  978,612   $ 20,182,619   $39,471,826   $ 60,633,059
                               =====    ==========       ======    ==========   ============   ===========   ============


Balance at December 31, 1996      --    28,435,451       $   --    $1,137,418   $108,582,105   $52,200,199   $161,919,722

Exercise of stock options         --       159,799           --         6,391        452,784            --        459,175

Shares tendered in payment
 of option exercise price         --       (10,182)          --          (407)      (339,606)           --       (340,013)

Return of escrowed shares         --        (2,693)          --          (107)       (87,684)           --        (87,791)

Net income                        --            --           --            --             --     8,117,921      8,117,921

Cash dividend declared
 - common stock
 ($.020 per share)                --            --           --            --             --      (571,181)      (571,181)
                               -----    ----------       ------    ----------   ------------   -----------   ------------

Balance at March 31, 1997         --    28,582,375       $   --    $1,143,295   $108,607,599   $59,746,939   $169,497,833
                               =====    ==========       ======    ==========   ============   ===========   ============





                                                        See accompanying notes.

                           JONES MEDICAL INDUSTRIES, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)

                    Three Months Ended March 31, 1996 and 1997
Cash flow used from  operating activities:                     1996               1997
                                                               ----                ----
     Net income                                             $3,748,697         $ 8,117,921

     Adjustment to increase pooled companies net income
      to conform year end                                      701,925                  --

     Non-cash adjustments:

          Depreciation and amortization                        924,973           1,376,795

          Provision for uncollectibles                          32,387              10,500

          Loss on asset sales                                   14,043              17,686

     Change in assets and liabilities:

          Accounts receivable                                  449,315          (4,814,925)

          Income tax receivable                                     --           1,763,864

          Inventories                                       (1,924,445)         (2,287,162)

          Prepaid expenses and other assets                 (1,236,308)           (498,061)

          Accounts payable and accrued expenses               (687,323)          1,668,856

          Income taxes payable                               2,097,981           3,398,006
                                                            ----------         -----------
          Net cash from operating activities                 4,121,245           8,753,480
                                                            ==========         ===========

Cash flows used for investing activities:

     Proceeds from sale of assets                              179,348              24,530

     Acquisition of Tapazole(R)                             (8,041,750)                 --

     Additions to property, plant and equipment             (1,064,305)           (846,297)
                                                            ----------         -----------

          Net cash used for investing activities            (8,926,707)           (821,767)
                                                            ----------         -----------

Cash flows from (used for) financing activities:

     Proceeds from debt                                      8,000,000                 --

     Repayment of long-term debt                            (3,019,963)                --

     Payment of dividends                                     (283,605)           (560,298)

     Proceeds from exercise of stock options                   594,209             119,162
                                                            ----------         -----------

          Net cash from (used for) financing activities      5,290,641            (441,136)
                                                            ----------         -----------

Increase (decrease) in cash and cash equivalents               485,179           7,490,577

Cash and temporary investments, beginning of period          8,341,823          52,171,684
                                                            ----------         -----------

Cash and temporary investments, end of period               $8,827,002         $59,662,261
                                                            ==========         ===========


                                         See accompanying notes.


                                   JONES MEDICAL INDUSTRIES, INC.

                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CON'T)
                                           (UNAUDITED)

                            Three Months Ended March 31, 1996 and 1997


Supplemental Disclosures of Cash Flow Information:
-------------------------------------------------

                                                                1996                1997
Cash paid during the three months for:                          ----                ----
     Interest                                                 $203,849            $    --
                                                              --------            -------
     Income taxes                                             $888,470            $28,227
                                                              ========            =======


                                      See accompanying notes.

                            JONES MEDICAL INDUSTRIES, INC.
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              MARCH 31, 1996 AND 1997

1.   GENERAL
     -------

     The unaudited interim financial information reflects all adjustments (consisting only of normal recurring accruals) which management considers necessary for a fair presentation of the results of operations for such periods and is subject to year end adjustments. Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the unaudited interim financial information as permitted by rules and regulations of the Securities and Exchange Commission. Management believes that the disclosures made are adequate to make the information presented not misleading. The results for the interim periods are not necessarily indicative of results for the full year. It is suggested that these financial statements be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 1996, included in the 1996 Annual Report.

2.   INVENTORIES
     -----------

     Inventories are valued at the lower of cost on a first-in, first-out basis or market.

     Inventories are comprised as follows:


                                                                                March 31,
                                                          December 31,            1997
                                                              1996             (Unaudited)
                                                          ------------         -----------
     Raw material                                          $ 4,766,356         $ 5,425,432

     Work-in-process                                         1,539,115           3,513,287

     Finished goods                                          6,447,052           6,100,966
                                                           -----------         -----------
                                                           $12,752,523         $15,039,685
                                                           ===========         ===========

3.   PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are as follows:


                                                           December 31,          March 31,
                                                               1996                1997
                                                                               (Unaudited)
                                                           ------------        -----------
     Land                                                  $ 2,419,676         $ 2,419,676

     Building and improvements                              11,710,066          11,862,742

     Equipment and furniture                                15,022,571          15,645,805

     Automobiles                                               438,451             438,451
                                                           -----------         -----------
                                                            29,590,764          30,366,674

     Less accumulated depreciation and
       amortization                                          5,420,411           5,897,176
                                                           -----------         -----------
                                                           $24,170,353         $24,469,498
                                                           ===========         ===========


4.   INTANGIBLE ASSETS
     -----------------

     Intangible assets are as follows:

                                                           December 31,         March 31,
                                                               1996               1997
                                                                               (Unaudited)
                                                           -----------         -----------
     Distribution systems, trademarks
       and licenses                                        $48,409,609         $48,409,609

     Customer list                                           6,084,967           6,084,967

     Restrictive covenants and other
       intangibles                                           5,602,768           5,702,709

     Goodwill                                               17,249,968          17,162,176
                                                           -----------         -----------
                                                            77,347,312          77,359,461

     Less accumulated amortization                           7,500,072           8,349,941
                                                           -----------         -----------

                                                           $69,847,240         $69,009,520
                                                           ===========         ===========

 5.  CONTINGENCIES
     -------------

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

                                                                                 PERCENTAGE OF
                                                                                   INCREASE
                                                                                  (DECREASE)
                                                                                  AGGREGATE
                                                  THREE MONTHS ENDED                DOLLAR
                                                       MARCH 31,                    AMOUNT
                                                  ------------------             -------------

                                                  1996           1997
                                                  ----           ----
Sales                                            100.0%         100.0%               36.3%

Cost of sales                                     43.0           29.8                (5.6)

Gross profit margin                               57.0           70.2                67.9

Selling, general and administrative expenses:

     Selling                                      16.7           16.2                32.2

     General and administrative                    8.9            8.2                25.9

     Research and development                      0.7            0.0              (100.7)

     Amortization                                  2.4            2.9                64.7

          Total selling, general and
            administrative expenses               28.5           27.4                31.2

Operating income                                  28.5           42.8               104.6

Interest income                                    0.5            2.3               576.2

Interest (expense)                                (1.2)          (0.3)              (65.9)

Other (expense)                                   (0.1)          (0.1)              (29.1)

Income before income taxes                        27.6           44.7               120.3

Provision for income taxes                        10.5           17.4               126.5

Net income                                        17.2           27.3               116.6

                            RESULTS OF OPERATIONS
                            ---------------------

SALES
-----

The following summarizes approximate sales activity by product category for the first quarter ended March 31;

SALES BY PRODUCT CATEGORY
                                          1996        %           1997       %
                                          ----      -----         ----     -----
Pharmaceutical products                $13,321,076   61.0     $22,467,704   75.5

Vitamin and Nutritional

Supplement products                      8,527,000   39.0       7,307,978   24.5
                                       -----------  -----     -----------  -----

Total Sales                            $21,848,076  100.0     $29,775,682  100.0
                                       ===========  =====     ===========  =====

Sales for the first quarter ended March 31, 1997 increased 36.3% compared to the first quarter ended March 31, 1996.

Sales of pharmaceutical products increased 68.7% for first quarter of 1997. This increase is a combination of an 88.7% increase in branded pharmaceuticals and a decrease of 54.1% in contract manufacturing. Sales increased due to the addition of Abana pharmaceutical product sales (acquired December 31, 1996), the inclusion of a full quarter of Tapazole(R) sales (purchased March
18, 1996), and forward buying of wholesalers.   Pharmaceutical
products accounted for 75% of total company sales reflecting strong overall growth of both hospital pharmaceutical sales and physician direct prescription pharmaceutical sales. Sales of vitamin and nutritional supplement products decreased 14.3%. The Bronson product line was down 8.1% with the MD Pharmaceutical product line (sold exclusively in military commissaries) decreasing 20.2%. Contract vitamin sales decreased 26.5%.

GROSS PROFIT
------------

Gross profit during the first quarter of 1997 in the aggregate, increased 67.9% or $8,449,644 over the first quarter of 1996. As a percentage of sales, margins increased from 57.0% in the 1996 first quarter to 70.2% in the 1997 first quarter as a result of sales of higher margin pharmaceutical products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
--------------------------------------------

Selling expenses increased 32.2% during the first quarter of 1997 compared to the same quarter of 1996, as a result of additional royalties paid on Brevital(R) and Tapazole(R), catalogue costs due to larger mailings, the additional 55 salesmen from the Abana acquisition, attendance at various conventions and increasing the support staff in the corporate office. As a percentage of sales these expenses were essentially the same as first quarter, 1996.

General and administrative expenses increased 25.9% in the aggregate during the first quarter of 1997 due to annual salary increases and
additional support staff.   However, these expenses were down
modestly, as a percentage of sales, during the first quarter of 1997 from the 1996 first quarter.

Amortization expenses associated with intangible assets included in selling, general and administrative expenses increased 64.7% during the first quarter of 1997 as compared to the first quarter of 1996 as a result of additional amortization on intangible assets acquired in connection with the Tapazole(R), Brevital(R) and Abana acquisitions.

OPERATING INCOME
----------------

Operating income during the first quarter of 1997 increased 104.6%, in the aggregate, or $6,510,516 over the first quarter of 1996 as a result of an increase in gross profits. For the same reason operating income increased 104.6%, as a percentage of sales, during the 1997 first quarter over the 1996 first quarter.

OTHER INCOME (EXPENSES)
-----------------------

Interest income was up 576.2% during the first quarter of 1997 due to larger cash balances on hand as compared to those of the 1996 first quarter, as a result of the cash received in April, 1996 from the secondary offering. Interest expense decreased to 65.9% due to the decrease in both short and long term debt.

INCOME TAXES
------------

The provision for income taxes for the first quarter of 1997 increased due to the effective tax rate increasing to 39% from 38% for the same period of 1996. The increase in the effective tax rate is expected due to the additional percent on profits over $10,000,000.

NET INCOME
----------

Earnings per share increased 86.7% during the first quarter of 1997 to $.28 per share on 29,354,754 average shares outstanding compared to $.15 for the first quarter of 1996, on 25,457,224 average shares outstanding during the 1996 first quarter.

FINANCIAL CONDITION
-------------------

Balance Sheet Information
-------------------------

At March 31, 1996 the Company's current ratio declined to 6.2:1 from 8.0:1 at December 31, 1996 due to the income taxes payable opposed
as a receivable at year-end, 1996.   Working capital increased from
$70.5 million at December 31, 1996 to $78.5 million at March 31,
1997.   Debt as a percentage of equity remained at 1.8% from
December 31, 1996 to March 31, 1997.

Accounts receivable increased $4,804,000 from December 31, 1996 to March 31, 1997 due to increased sales brought about by a price increase effective April 1, 1997. In days outstanding, however, accounts receivable increased to 49 days at March 31, 1997 from 39 days at December 31, 1996.

Inventories were up at March 31, 1997 over December 31, 1996 in preparation for second quarter projected sales.

                     PART II - OTHER INFORMATION
                     ---------------------------

None.

                          SIGNATURES
                          ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   JONES MEDICAL INDUSTRIES, INC.



Date: May 15, 1997                 By: /s/ Dennis M. Jones
     ---------------------------      ---------------------------
                                       Dennis M. Jones, President



Date: May 15, 1997                 By: /s/ Judith A. Jones
     ---------------------------      ---------------------------
                                      Judith A. Jones,
                                      Executive Vice President and
                                      Principal Financial and
                                      Accounting Officer