Form 10-Q
period 1997-06-30
JONES MEDICAL INDUSTRIES INC /DE/
filed 1997-08-08
CIK 793613

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-Q

            (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For The Quarterly Period Ended June 30, 1997

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
                                                   ------   ------

Number of shares outstanding of registrant's Common Stock as of July 29, 1997: 28,621,700

                                     JONES MEDICAL INDUSTRIES, INC.

                                                INDEX
                                                -----

Part I - Financial Information                                                       PAGE
                                                                                    NUMBER
                                                                                    ------

     Item 1.     Financial Statements


         Condensed Consolidated Balance Sheets -
         December 31, 1996 and June 30, 1997                                           3


         Condensed Consolidated Statements of Income -
         three months and six months ended June 30, 1996
         and 1997                                                                      4


         Condensed Consolidated Statements of Stockholders'
         Equity - six months ended June 30, 1996 and 1997                              5


         Condensed Consolidated Statements of Cash Flows -
         six months ended June 30, 1996 and 1997                                   6 - 7


         Notes to Condensed Consolidated Financial
         Statements                                                               8 - 10


     Item 2.     Management's Discussion and Analysis
                 of Results of Operations and Financial
                 Condition                                                       11 - 14


Part II - Other Information


     Item 4.     Submission of Matters to a vote of Security Holders                  16


     Item 6.     Exhibits and Reports on Form 8-K


Signatures                                                                            17

                                         JONES MEDICAL INDUSTRIES, INC.
                                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                                              December 31,        June 30,
                                                                                  1996              1997
                                                                              ------------      ------------
                                                                                                (Unaudited)
            ASSETS

Current assets:

            Cash and cash equivalents                                         $ 52,171,684      $ 39,766,143

            Accounts receivable, less allowance for doubtful accounts of
            $388,109 at December 31, 1996 and $410,610 at June 30, 1997         11,301,251        13,848,685

            Inventories                                                         12,752,523        14,063,160

            Income taxes receivable                                              1,763,864           201,769

            Deferred income taxes                                                1,846,318         1,846,318

            Prepaid expenses and other                                             715,165           913,288
                                                                              ------------      ------------

                   Total current assets                                         80,550,805        70,639,363

Net property, plant and equipment                                               24,170,353        26,802,228

Intangible assets, net                                                          69,847,240        91,331,169

Other assets                                                                     2,664,990         1,207,724
                                                                              ------------      ------------

                                                                              $177,233,388      $189,980,484
                                                                              ============      ============


            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

            Accounts payable and accrued expenses                             $  6,471,061      $  6,395,374

            Current portion of long-term debt                                    3,000,000         3,000,000

            Dividends payable                                                      560,298                 -
                                                                              ------------      ------------

                   Total current liabilities                                    10,031,359         9,395,374

Deferred income taxes                                                            5,282,307         5,282,307

Contingencies and commitments (Note 5)                                                   -                 -

Stockholders' equity:

            Preferred stock, $.01 par value; 1,000,000 shares
            authorized at December 31, 1996 and 5,000,000 share
            authorized at June 30, 1997                                                  -                -

            Common stock, $.04 par value; 30,000,000 authorized,
            28,435,451 issued and outstanding at December 31, 1996
            and 75,000,000 authorized, 28,621,200 issued and
            outstanding at June 30, 1997                                         1,137,418         1,144,848

            Contributed capital                                                108,582,105       108,750,120

            Retained earnings                                                   52,200,199        65,407,835
                                                                              ------------      ------------

                   Total stockholders' equity                                  161,919,722       175,302,803
                                                                              ------------      ------------

                                                                              $177,233,388      $189,980,484
                                                                              ============      ============


                                                 See accompanying notes.

                                          JONES MEDICAL INDUSTRIES, INC.

                                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                  (UNAUDITED)

                                                Three Months Ended                  Six Months Ended
                                                    June 30,                            June 30,
                                          ------------------------------      -----------------------------
                                             1996              1997               1996              1997
                                             ----              ----               ----              ----
Sales                                     $25,737,906       $27,886,510       $47,585,982       $57,662,192

Cost of sales                              10,021,812        11,628,079        19,422,751        20,506,980
                                          -----------       -----------       -----------       -----------
Gross profit on sales                      15,716,094        16,258,431        28,163,231        37,155,212

Selling, general and administrative
expenses:

         Selling                            3,785,778         4,412,950         7,444,775         9,250,060

         General and administrative         2,543,887         1,487,710         4,577,930         3,940,209

         Amortization                         695,794           868,002         1,225,095         1,739,862
                                          -----------       -----------       -----------       -----------

                  Total selling, general
                  and administrative
                  expenses                  7,025,459         6,768,662        13,247,800        14,930,131
                                          -----------       -----------       -----------       -----------

Operating income                            8,690,635         9,489,769        14,915,431        22,225,081

Other income (expense)

         Interest income                      800,385           747,644           900,662         1,425,671

         Interest expense                    (102,227)          (89,353)         (364,345)         (178,810)

         Other income (expense)                 4,233            16,945           (18,072)            1,131
                                          -----------       -----------       -----------       -----------

Income before income taxes                  9,393,026        10,165,005        15,433,676        23,473,073

Income taxes                                3,554,822         3,788,677         5,846,775         8,978,824
                                          -----------       -----------       -----------       -----------

Net income                                $ 5,838,204       $ 6,376,328       $ 9,586,901       $14,494,249
                                          ===========       ===========       ===========       ===========

Average shares outstanding                 28,733,000        29,603,000        27,095,000        29,479,000

Earnings per share                        $       .20       $       .22       $       .35       $       .49
                                          ===========       ===========       ===========       ===========


                                             See accompanying notes.

                          CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                (UNAUDITED)

                                  Six Months Ended June 30, 1996 and 1997

                                  Number of shares       Preferred       Common       Contributed      Retained

                               Preferred      Common       Stock         Stock          Capital        Earnings          Total
                               ---------      ------       -----         -----          -------        --------          -----
Balance at December 31, 1995      1,056     24,227,423      $ 10         $969,097     $19,590,417     $35,379,001      $55,938,525

Exercise of stock options         -            310,825       -             12,433         708,950          -               721,383

Sales of common stock             -          3,450,000       -            138,000      75,083,921          -            75,221,921

Restricted Stock:

      Amortization of
      unearned compensation       -             -            -              -              12,500          -                12,500

Conversion of preferred stock   ( 1,056)          4,080      ( 10)            162           ( 152)         -                -

Net income                         -             -           -              -               -           9,586,901        9,586,901

Adjustment to increase
pooled companies net
income to conform to
year-end                           -             -           -              -               -             701,925          701,925

Cash dividend declared
- common stock ($.047 per
share)                             -             -           -              -               -            (857,773)        (857,773)

Cash dividend declared
- preferred stock ($.08
per share)                         -             -           -              -               -                 (12)             (12)
                               --------     ----------    ---------    ----------    ------------     -----------     ------------

Balance at June 30, 1996           -        27,992,328    $  -         $1,119,692     $95,395,636     $44,810,042     $141,325,370
                               ========     ==========    =========    ==========    ============     ===========     ============


Balance at December 31, 1996       -        28,435,451    $  -         $1,137,418    $108,582,105     $52,200,199     $161,919,722

Exercise of stock options          -           198,624       -              7,944         595,305          -               603,249

Shares tendered in payment
of option price                    -           (10,182)      -               (407)       (339,606)         -              (340,013)

Return of escrowed shares          -            (2,693)      -               (107)        (87,684)         -               (87,791)

Net income                         -             -           -              -               -          14,494,249       14,494,249

Cash dividend declared -
common stock ($.045 per
share)                             -             -           -              -               -          (1,286,613)      (1,286,613)
                               --------     ----------    ---------    ----------    ------------     -----------     ------------

Balance at June 30, 1997           -        28,621,200    $  -         $1,144,848    $108,750,120     $65,407,835     $175,302,803
                               ========     ==========    =========    ==========    ============     ===========     ============


                                                  See accompanying notes.

                                          JONES MEDICAL INDUSTRIES, INC.
                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (UNAUDITED)
                                      Six Months Ended June 30, 1996 and 1997


Cash flows from operating activities:                                       1996                    1997
                                                                            ----                    ----
Net income                                                               $ 9,586,901             $14,494,249

Adjustment to increase pooled companies net income to conform
to year end                                                                  701,925                    -

Non-cash adjustments:

            Depreciation and amortization                                  1,985,526               2,785,862

            Provision for uncollectibles                                      53,830                  22,501

            Loss on asset sales                                               13,887                  19,176

Change in assets and liabilities:

                  Accounts receivable                                     (1,908,207)             (2,569,935)

                  Inventories                                             (1,197,952)             (1,310,637)

                  Prepaid expenses and other assets                       (1,437,062)                645,502

                  Accounts payable and accrued expenses.                     (29,611)                (75,687)

                  Income tax receivable                                        -                   1,562,095

                  Income taxes payable                                       118,152                    -
                                                                         -----------             -----------

                  Net cash from operating activities                       7,887,389              15,573,126
                                                                         -----------             -----------

Cash flows used for investing activities:

            Proceeds from sale of assets                                     181,848                  33,358

            Acquisition of Tapazole(R)                                   (26,057,057)                   -

            Acquisition of Cytomel(R) and Triostat(R)                          -                 (22,800,000)

            Additions to property, plant and equipment                    (2,169,627)             (3,628,352)
                                                                         -----------             -----------

                   Net cash used for investing activities                (28,044,836)            (26,394,994)
                                                                         -----------             -----------


Cash flows from (used for) financing activities:

            Proceeds from debt                                            26,000,000                    -

            Repayment of long term debt                                  (27,573,836)                   -

            Payment of dividends                                            (641,412)             (1,846,909)

            Proceeds from exercise of stock options                          721,383                 263,236

            Proceeds from common stock sale                               75,221,921                    -
                                                                         -----------             -----------

                   Net cash from (used for) financing activities          73,728,056              (1,583,673)
                                                                         -----------             -----------

Increase (decrease) in cash and cash equivlents                           53,570,609             (12,405,541)

Cash and cash equivalents, beginning of period                             8,341,823              52,171,684
                                                                         -----------             -----------

Cash and cash equivalents, end of period                                 $61,912,432             $39,766,143
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

                                         JONES MEDICAL INDUSTRIES, INC.

                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CON'T)
                                                  (UNAUDITED)

                                   Six Months Ended June 30, 1996 and 1997



Supplemental Disclosures of Cash Flow Information:
--------------------------------------------------

Cash paid during the six months for:                                       1996                   1997
                                                                           ----                   ----

          Interest                                                      $  184,973              $        -
                                                                        ==========              ==========

          Income taxes                                                  $4,888,056              $7,411,886
                                                                        ==========              ==========















                                             See accompanying notes.

                         JONES MEDICAL INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            June 30, 1996 and 1997

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


2.       EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE
         -----------------------------------------------

         Earnings per common and common equivalent share are based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period (28,733,000 and 27,095,000 for the three months and six months ended June 30, 1996; 29,603,000 and 29,479,000 for the three months and six months ended June 30,
         1997). The computation assumes that outstanding stock options were exercised and the proceeds used to purchase common shares.

3.       INVENTORIES
         -----------

         Inventories are valued at the lower of cost on a first-in, first-out basis or market.

         Inventories are comprised as follows:

                                                        December 31,             June 30,
                                                            1996                   1997
                                                                                (Unaudited)
                                                      ---------------         ----------------
         Raw material                                 $     4,766,356         $     5,915,632

         Work-in-process                                    1,539,115               1,711,873

         Finished goods                                     6,447,052               6,435,655
                                                      ---------------         ---------------

                                                      $    12,752,523         $    14,063,160
                                                      ===============         ===============


4.       PROPERTY, PLANT AND EQUIPMENT
         -----------------------------

         Property, plant and equipment are as follows:

                                                        December 31,             June 30,
                                                            1996                   1997
                                                                                (Unaudited)
                                                      ----------------        ----------------
         Land                                          $     2,419,676        $     2,419,676

         Building and improvements                          11,710,066             13,183,023

         Equipment and furniture                            15,022,571             16,975,567

         Automobiles                                           438,451                557,419
                                                       ---------------        ---------------

                                                            29,590,764             33,135,685


         Less accumulated depreciation and
         amortization                                        5,420,411              6,333,457
                                                       ---------------        ---------------

                                                       $    24,170,353        $    26,802,228
                                                       ===============        ===============

5.       INTANGIBLE ASSETS
         -----------------

         Intangible assets are as follows:

                                                        December 31,             June 30,
                                                            1996                   1997
                                                                                (Unaudited)
                                                      ---------------         ----------------
         Distribution systems, trademarks
         and licenses                                 $   48,409,609          $   69,409,609

         Customer list                                     6,084,967               6,084,967

         Restrictive covenants and other
         intangibles                                       5,602,768               7,994,420

         Goodwill                                         17,249,968              17,060,114
                                                      --------------          --------------

                                                          77,347,312             100,549,110

         Less accumulated amortization                     7,500,072               9,217,941
                                                      --------------          --------------

                                                      $   69,847,240          $   91,331,169
                                                      ==============          ==============


6.       CONTINGENCIES
         -------------

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

7.       ACQUISITION
         -----------

         On June 30, 1997, the Company acquired two products, Cytomel(R) (liothyronine sodium tablets) and Triostat(R) (liothyronine sodium injection) from SmithKline Beecham Corporation (SKB), for a cash
         purchase price of $22.8 million.   The purchase price has been
         allocated to the acquired intangibles with amortizable lives ranging from 10 to 25 years. In connection with the acquisition, the Company entered into manufacturing agreements for the future supply of both Cytomel(R) and Triostat(R). Subsequent to June 30, 1997, the Company purchased approximately $850,000 of SKB's related finished goods inventory that was on hand at the date of the acquisition

                                         PART I - FINANCIAL INFORMATION
                                         ------------------------------

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
--------------------------------------------------------------------------
FINANCIAL CONDITION
-------------------

The following table sets forth, for the two interim periods indicated, the percentages which certain components of the Consolidated Statements of Income bear to product net sales and the percentage change of such components (based on aggregate dollars) as compared to the prior year.

                                                         PERCENTAGE                                      PERCENTAGE
                                                          INCREASE                                        INCREASE
                                                         (DECREASE)                                      (DECREASE)
                                                          AGGREGATE                                      AGGREGATE
                                  THREE MONTHS ENDED        DOLLAR             SIX MONTHS ENDED            DOLLAR
                                      JUNE 30,              AMOUNT                 JUNE 30,                AMOUNT
                                      --------              ------                 --------                ------
                               1996            1997                          1996            1997
                               ----            ----                          ----            ----
Sales                         100.0%          100.0%          8.3%          100.0%          100.0%          21.2%

Cost of sales                  38.9            41.7          16.0            40.8            35.6            5.6

Gross profit margin            61.1            58.3           3.5            59.2            64.4           31.9

Selling, general and
administrative expenses

      Selling                  14.7            15.8          16.6            15.6            16.0           24.2

      General and
      administrative            9.9             5.3         (41.5)            9.6             6.8          (13.9)

      Amortization              2.7             3.1          24.7             2.6             3.0           42.0

            Total selling,
            general and
            administrative
            expenses           27.3            24.3          (3.7)           27.8            25.9           12.7

Operating income               33.8            34.0           9.2            31.3            38.5           49.0

Interest income                 3.1             2.7          (6.6)            1.9             2.5           58.3

Interest expense               (0.4)           (0.3)        (12.6)           (0.8)           (0.3)         (50.9)

Other income (expense          (0.0)            0.1         300.3            (0.0)            0.0          106.3

Income before income taxes     36.5            36.5           8.2            32.4            40.7           52.1

Provision for income taxes     13.8            13.6           6.6            12.3            15.6           53.6

Net income                     22.7            22.9           9.2            20.1            25.1           51.2

                         RESULTS OF OPERATIONS
                         ---------------------

SALES
-----

The following summarizes approximate sales activity by product category for the second quarter ended June 30:

SALES BY PRODUCT CATEGORY

                                             1996             %            1997             %
                                             ----            ---           ----            ---
Pharmaceutical products                   $17,341,000        67.4       $19,986,000        71.7

Vitamin and Nutritional
Supplement products                         8,397,000        32.6         7,901,000        28.3
                                          -----------       -----       -----------       -----

Total Sales                               $25,738,000       100.0       $27,887,000       100.0
                                          ===========       =====       ===========       =====

Sales for the second quarter ended June 30, 1997 increased 8.3% to $27.9 million from $25.7 million in the second quarter of 1996. The Company's sales increased as a result of a 15.3% increase in pharmaceutical product sales, offset by a 5.9% decrease in vitamin and nutritional supplement product sales. The pharmaceutical growth is primarily due to the addition of the Abana Pharmaceuticals product lines (acquired December 31, 1996) and the continuing strong sales of Thrombin-JMI(R) and Brevital(R). The decrease in the vitamin and nutritional supplement product sales results from a decline in the lower margin contract vitamin sales.

The following summarizes approximate sales activity by product category for the six months ended June 30:

SALES BY PRODUCT CATEGORY

                                             1996              %            1997             %
                                             ----             ---           ----            ---
Pharmaceutical products                   $30,662,000        64.4       $42,454,000        73.6

Vitamin and Nutritional
Supplement products                        16,924,000        35.6        15,208,000        26.4
                                          -----------       -----       -----------       -----

Total Sales                               $47,586,000       100.0       $57,662,000       100.0
                                          ===========       =====       ===========       =====

Sales for the first six months of 1997 increased 21.2%, or $10,076,000 over the first six months of 1996. The increase results from a 38.4% increase in pharmaceutical product sales offset by a 10.1% decrease in vitamin and nutritional supplement product sales. The pharmaceutical product sales increase is due to the inclusion of a full six months of sales of Tapazole(R) (acquired March 18, 1996), the addition of the Abana product lines (acquired December 31, 1996) and the increasing sales of Thrombin-JMI(R), Brevital(R) and Levoxyl(R). The decrease in vitamin and nutritional supplement product sales results from a decline in the lower margin contract vitamin sales.

GROSS PROFIT
------------

Gross profit during the second quarter of 1997 increased 3.5% or $542,000 in aggregate dollars over the second quarter of 1996. As a percentage of sales, gross profit decreased 2.8%. The gross profit increase, in aggregate dollars, was due to the increased sales volume discussed above. As a percentage of sales, the gross profit decline resulted from certain nonrecurring inventory adjustments and, to a greater extent, from the significant forward buying in the first quarter of 1997 by the Company's wholesale customers of higher margin products, in anticipation of the Company's announced price increases.

Gross profit for the first six months of 1997 increased $8,992,000 or 31.9% in aggregate dollars over the first six months of 1996 and as a percentage of sales, increased 5.2%. The increase in both aggregate dollars and as a percentage of sales resulted from the increase in the pharmaceutical product sales, discussed above, which are higher margin products. The Company does not believe that the forward buying or nonrecurring inventory adjustments affecting the second quarter of 1997 had a significant impact on the June 30, 1997 year-to-date results.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
--------------------------------------------

Selling expenses increased as a percentage of sales in the second quarter of 1997 as compared to the second quarter of 1996 from 14.7% to 15.8% and, in aggregate dollars, increased 16.6% or $627,000. These expenses increased as a result of the additional sales personnel employed January 1, 1997 in connection with the Abana acquisition. For the same reason, the first six months selling expenses increased in aggregate dollars by 24.2% or $1,805,000.

General and administrative expenses as a percentage of sales decreased from 9.9% for the second quarter of 1996 to 5.3% for the second quarter of 1997 and, in the aggregate, decreased 41.5% or $1,056,000. General and administrative expenses as a percentage of sales decreased from 9.6% for the six months ended June 30, 1996 to 6.8% for the six months ended June 30, 1997. The decrease in 1997 primarily results from the consolidation of the
administrative functions at Daniels Pharmaceuticals   (merged on August 31,
1996) with the Company's corporate facility, net of normal salary increases in 1997.

Amortization expenses associated with intangible assets included in selling, general and administrative expenses were up 24.7% and 42.0%, respectively, for the second quarter and the first six months of 1997 over 1996 as a result of additional amortization on intangible assets acquired with the Tapazole(R) and Abana acquisitions.

OPERATING INCOME
----------------

Operating income during the second quarter of 1997, compared to the second quarter of 1996, increased 9.2% in aggregate terms, and as a percentage of sales from 33.8% to 34.0% due to lower general and administrative expenses.

For the first six months of 1997 operating income increased 49.0% due primarily to lower general and administrative expense and higher gross margins.

OTHER INCOME (EXPENSE)
----------------------

Interest income decreased 6.6% for the second quarter of 1997, but increased 58.3% or $525,000 for the first six months compared to the same period of 1996. Fluctuations in interest income result from the receipt of the $75 million net proceeds from the Company's sale of common stock in April, 1996 and the partial use of those proceeds to repay outstanding debt.

Interest expense was down 12.6% and 50.9%, respectively, for the second quarter and the first six months as compared to the same periods of 1996 due to the reduction in the Company's outstanding debt.

Miscellaneous income consists primarily of gains or losses on the sale of fixed assets.

INCOME TAXES
------------

The effective tax rate for the second quarter 1997 is 37.2% as compared to 37.8% for the same period of 1996. The effective tax rate for the six months ended June 30, 1997 of 38.2% is comparable to the June 30, 1996 effective tax rate of 37.8%.

NET INCOME
----------

Earnings per share increased from $.20 on average shares outstanding of 28,733,000 for the quarter ended June 30, 1996 to $.22 on average shares outstanding of 29,603,000 for the quarter ended June 30, 1997. For the first six months of 1997 earnings per share increased to $.49 on average shares outstanding of 29,479,000 from $.35 on average shares outstanding of 27,095,000 for the first six months of 1996.

FINANCIAL CONDITION
-------------------

Balance Sheet Information
-------------------------

At June 30, 1997 the Company's current ratio decreased to 7.5:1 from 8.0:1 at December 31, 1996 and working capital decreased from $70.5 million at December 31, 1996 to $61.2 million at June 30, 1997. The decline in these ratios is primarily due to the acquisition of Triostat(R) and Cytomel(R) on June 30, 1997 for $22.8 million cash. Debt to equity remained relatively unchanged at 1.8% at December 31, 1996 compared to 1.7% at June 30, 1997.

RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------

Adoption of FASB Statement No. 128, "Earnings Per Share", which is effective for the Company in 1997, is not anticipated to have a material effect on the Company's consolidated financial statements.

                      PART II - OTHER INFORMATION
                      ---------------------------


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

The Annual Meeting of Shareholders of Jones Medical Industries, Inc. was held on May 20, 1997. The following proposals were adopted by the margins indicated:

(1) Each of the nine nominees to the Board of Directors was elected for a one-year term by the shareholders:


            DIRECTOR                               FOR                       AGAINST
            --------                               ---                       -------
         Dennis M. Jones                        20,247,896                    18,815

         Judith A. Jones                        20,243,921                    22,790

         Michael T. Bramblett                   20,266,711                    43,822

         G. Andrew Franz                        20,245,366                    21,345

         David A. McLaughlin                    20,245,691                    21,020

         Stanley L. Lopata                      20,238,316                    28,395

         L. John Polite, Jr.                    20,240,016                    26,695

         Edward A. Chod                         20,247,966                    18,745

         Thomas F. Patton, Ph.D.                19,667,853                   598,858


(2) The shareholders approved the proposed amendment to the Company's Restated Certificate of Incorporation, as heretofore amended, to increase the authorized capital stock to 75,000,000 shares of Common Stock and 5,000,000 shares of Preferred stock:

                   For                                       15,691,689
                   Against                                    3,638,736
                   Abstain                                       92,170

(3) The shareholders approved the Company's 1997 Incentive Stock Plan relating to 1,000,000 shares of the Company's Common Stock:

                   For                                       20,108,440
                   Against                                    1,229,396
                   Abstain                                       81,157

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

a.       Exhibits:
         ---------

         22 The Company's proxy statement dated April 9, 1997, containing the full text of the proposals referred to in
                  Item 4, which was previously filed electronically, is hereby incorporated by reference.

b.       Reports on Form 8-K
         -------------------

         The registrant filed one (1) Current Report on Form 8-K during the quarter for which this Report on Form 10-Q is filed. The Form 8-K was dated June 30, 1997 and reported, pursuant to Item 2 of Form 8-K, the Registrant's acquisition of two (2) pharmaceutical products used to treat thyroid disorders from SmithKline Beecham Corporation.

                               SIGNATURES
                               ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       JONES MEDICAL INDUSTRIES, INC.



Date: August 6, 1997                   By: /s/ Dennis M. Jones
      ----------------------------        ----------------------------------
                                          Dennis M. Jones, President



Date: August 6, 1997                   By: /s/ Judith A. Jones
     -----------------------------        ------------------------------------
                                          Judith A. Jones,
                                          Executive Vice President and
                                          Principal Financial and
                                          Accounting Officer