Form 10-Q
period 1997-09-30
JONES MEDICAL INDUSTRIES INC /DE/
filed 1997-11-10
CIK 793613

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
               For The Quarterly Period Ended September 30, 1997

                                      OR

         ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
               FOR THE TRANSITION PERIOD FROM           TO
                                              ---------    -----------

                          COMMISSION FILE NO. 0-15098

                        JONES MEDICAL INDUSTRIES, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


               DELAWARE                                43-1229854
    (STATE OR OTHER JURISDICTION OF       (I.R.S. EMPLOYER IDENTIFICATION NO.)
     INCORPORATION OR ORGANIZATION)


  1945 CRAIG ROAD, ST. LOUIS, MISSOURI                   63146
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
SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.  YES   X   NO      .
                                                    -----    -----
NUMBER OF SHARES OUTSTANDING OF REGISTRANT'S COMMON STOCK AS OF OCTOBER 24, 1997: 28,631,050

                        JONES MEDICAL INDUSTRIES, INC.

                                     INDEX
                                     -----
Part I - Financial Information                                          PAGE
                                                                       NUMBER
                                                                       ------
   Item 1.  Financial Statements


     Condensed Consolidated Balance Sheets -
     December 31, 1996 and September 30, 1997                                3


     Condensed Consolidated Statements of Income -
     three months and nine months ended September 30, 1996 and 1997          4


     Condensed Consolidated Statements of Stockholders'
     Equity - nine months ended September 30, 1996 and 1997                  5


     Condensed Consolidated Statements of Cash Flows -
     nine months ended September 30, 1996 and 1997                       6 - 7


     Notes to Condensed Consolidated Financial Statements               8 - 10


   Item 2.  Management's Discussion and Analysis
     of Results of Operations and Financial Condition                  11 - 14



Part II - Other Information


   Item 1.  Legal Proceedings                                               15


Signatures                                                                  16

                                      JONES MEDICAL INDUSTRIES, INC.
                                  CONDENSED CONSOLIDATED BALANCE SHEETS
                                                                                     December 31,     September 30,
                                                                                        1996              1997
                                                                                     ------------     -------------
   ASSETS                                                                                              (Unaudited)
Current assets:

   Cash and cash equivalents                                                        $ 52,171,684      $ 40,646,988

   Accounts receivable, less allowance for doubtful accounts of
   $388,109 at December 31, 1996 and $419,609 at September 30, 1997                   11,301,251        16,931,306

   Inventories                                                                        12,752,523        17,025,234

   Income taxes receivable                                                             1,763,864                 -

   Deferred income taxes                                                               1,846,318         1,846,318

   Prepaid expenses and other                                                            715,165           964,118
                                                                                    ------------      ------------

      Total current assets                                                            80,550,805        77,413,964

Net property, plant and equipment                                                     24,170,353        26,471,108

Intangible assets, net                                                                69,847,240        90,285,789

Other assets                                                                           2,664,990         2,875,099
                                                                                    ------------      ------------

                                                                                    $177,233,388      $197,045,960
                                                                                    ============      ============

   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

   Accounts payable and accrued expenses                                            $  6,471,061      $  7,575,292

   Current portion of long-term debt                                                   3,000,000                 -

   Income taxes payable                                                                        -         1,472,494

   Dividends payable                                                                     560,298                 -
                                                                                    ------------      ------------

      Total current liabilities                                                       10,031,359         9,047,786

Deferred income taxes                                                                  5,282,307         5,282,307

Contingencies and commitments (Note 6)                                                         -                 -

Stockholders' equity:

   Preferred stock, $.01 par value; 1,000,000 shares authorized at
   December 31, 1996 and 5,000,000 shares authorized at September 30, 1997                     -                 -

   Common stock, $.04 par value; 30,000,000 authorized, 28,435,451 issued and outstanding at December 31, 1996 and 75,000,000 authorized, 28,624,325
   issued and outstanding at September 30, 1997                                        1,137,418         1,144,973

   Contributed capital                                                               108,582,105       108,762,021

   Retained earnings                                                                  52,200,199        72,808,873
                                                                                    ------------      ------------

      Total stockholders' equity                                                     161,919,722       182,715,867
                                                                                    ------------      ------------

                                                                                    $177,233,388      $197,045,960
                                                                                    ============      ============

                                See accompanying notes.

                                       JONES MEDICAL INDUSTRIES, INC.
                               CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                               (UNAUDITED)
                                                 Three Months Ended                  Nine Months Ended
                                                    September 30,                      September 30,
                                               ---------------------              ----------------------
                                               1996             1997              1996              1997
                                               ----             ----              ----              ----
Sales                                      $26,224,366       $31,649,345       $73,810,348       $89,311,537

Cost of sales                               10,882,585        11,353,613        30,305,336        31,860,593
                                           -----------       -----------       -----------       -----------

Gross profit on sales                       15,341,781        20,295,732        43,505,012        57,450,944

Selling, general and administrative
expenses:

   Selling                                   3,677,461         4,512,064        11,122,236        13,762,124

   General and administrative                1,851,166         2,003,339         6,178,242         5,943,548

   Research and development                     34,769                 -           285,623                 -

   Amortization                                695,329         1,140,032         1,920,424         2,879,894

   Acquisition costs                         5,664,585                 -         5,664,585                 -
                                           -----------       -----------       -----------       -----------

      Total selling, general and
      administrative expenses               11,923,310         7,655,435        25,171,110        22,585,566
                                           -----------       -----------       -----------       -----------

Operating income                             3,418,471        12,640,297        18,333,902        34,865,378

Other income (expense)

   Interest income                             752,725           534,415         1,653,387         1,960,086

   Interest expense                           (108,058)          (59,556)         (472,403)         (238,366)

   Other income
   (expense)                                    36,483           (23,931)           18,411           (22,800)
                                           -----------       -----------       -----------       -----------

Income before income taxes                   4,099,621        13,091,225        19,533,297        36,564,298

Income taxes                                 2,310,942         4,974,580         8,157,717        13,953,404
                                           -----------       -----------       -----------       -----------

Net income                                 $ 1,788,679       $ 8,116,645       $11,375,580       $22,610,894
                                           ===========       ===========       ===========       ===========

Average shares outstanding                  29,138,000        29,419,000        27,776,000        29,459,000

Earnings per share                         $       .06       $       .28       $       .41       $        77
                                           ===========       ===========       ===========       ===========

                                      See accompanying notes.

                                CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                       (UNAUDITED)

                                     Nine Months Ended September 30, 1996 and 1997
                                         Number of shares    Preferred    Common      Contributed     Retained
                                        Preferred   Common     Stock      Stock         Capital       Earnings         Total
                                        ---------   ------     -----      -----         -------       --------         -----
Balance at December 31, 1995              1,056   24,227,423     10    $  969,097    $ 19,590,417    $35,379,001   $ 55,938,525

Exercise of stock options                     -      316,820      -        12,674         726,459              -        739,133

Sales of common stock                         -    3,450,000      -       138,000      75,083,921              -     75,221,921

Restricted Stock:

   Amortization of unearned
   compensation                               -            -      -             -          12,500              -         12,500

Conversion of preferred stock            (1,056)       4,080    (10)          162            (152)             -              -

Net income                                    -            -      -             -               -     11,375,580     11,375,580

Adjustment to increase pooled
companies net income to conform
to year-end                                   -            -      -             -               -        701,925        701,925

Costs paid by shareholders on
behalf of the company                         -            -      -             -       2,900,000              -      2,900,000

Redemption of dissenters' shares              -            -      -             -      (4,022,411)             -     (4,022,411)

Cash dividend declared - common
stock ($.0566 per share)                      -            -      -             -               -     (1,459,156)    (1,459,156)

Cash dividend declared - preferred
stock ($.04 per share)                        -            -      -             -               -            (12)           (12)
                                         ------   ----------   ----    ----------    ------------    -----------   ------------

Balance at September 30, 1996                 -   27,998,323   $  -    $1,119,933    $ 94,290,734    $45,997,338   $141,408,005
                                         ======   ==========   ====    ==========    ============    ===========   ============


Balance at December 31, 1996                  -   28,435,451      -    $1,137,418    $108,582,105    $52,200,199   $161,919,722

Exercise of stock options                     -      201,749      -         8,069         607,206              -        615,275

Shares tendered in payment of
option price                                  -      (10,182)     -          (407)       (339,606)             -       (340,013)

Return of escrowed shares                     -       (2,693)     -          (107)        (87,684)             -        (87,791)

Net income                                    -            -      -             -               -     22,610,894     22,610,894

Cash dividend declared - common
stock ($.07 per share)                        -            -      -             -               -     (2,002,220)    (2,002,220)
                                         ------   ----------   ----    ----------    ------------    -----------   ------------

Balance at September 30, 1997                 -   28,624,325   $  -    $1,144,973    $108,762,021    $72,808,873   $182,715,867
                                         ======   ==========   ====    ==========    ============    ===========   ============

                         See accompanying notes.

                                            JONES MEDICAL INDUSTRIES, INC.
                                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (UNAUDITED)
                                                   Nine Months Ended
                                                                                              September 30,
Cash flows from operating activities                                                   1996                  1997
                                                                                       ----                  ----
   Net income                                                                      $ 11,375,580          $ 22,610,894

   Adjustment to increase pooled companies net income to conform to year end            701,925                     -

   Non-cash adjustments:

      Costs paid by shareholders on behalf of the Company                             2,900,000                     -

      Depreciation and amortization                                                   2,899,664             4,445,177

      Provision for uncollectibles                                                       64,330                31,500

      Loss on asset sales                                                               101,359                43,577

      Deferred income taxes                                                             (95,092)                    -

   Change in assets and liabilities:

      Accounts receivable                                                              (950,814)           (5,661,555)

      Inventories                                                                       119,004            (4,272,711)

      Prepaid expenses and other assets                                              (1,376,728)           (1,167,353)

      Accounts payable and accrued expenses                                          (2,053,380)            1,104,231

      Income taxes payable                                                             (864,671)            1,472,494

      Income taxes receivable                                                                 -             1,763,864
                                                                                   ------------          ------------

      Net cash from operating activities                                             12,821,177            20,370,118
                                                                                   ------------          ------------

   Cash flows used for investing activities:

      Proceeds from sale of assets                                                      183,229               255,913

      Note receivable from related party                                                 60,810                     -

      Acquisition of Tapazole(R)                                                    (26,057,057)                    -

      Acquisition of Cytomel(R) and Triostat(R)                                               -           (22,800,000)

      Additions to property, plant and equipment                                     (5,275,511)           (4,063,471)
                                                                                   ------------          ------------

         Net cash used for investing activities                                     (31,088,529)          (26,607,558)
                                                                                   ------------          ------------

   Cash flows from (used for) financing activities:

      Proceeds from debt                                                             26,000,000                     -

      Repayment of long term debt                                                   (37,758,316)           (3,000,000)

      Purchase of dissenters' shares                                                 (4,022,411)                    -

      Repayment of note payable to former stockholder                                (2,475,520)                    -

      Payment of dividends                                                           (1,141,347)           (2,562,518)

      Proceeds from exercise of stock options                                           739,133               275,262

      Proceeds from common stock sale                                                75,221,921                     -
                                                                                   ------------          ------------

         Net cash from (used for) financing activities                               56,563,460            (5,287,256)
                                                                                   ------------          ------------

      Increase (decrease) in cash and cash equivalents                               38,296,108           (11,524,696)

      Cash and cash equivalents, beginning of period                                  8,221,823            52,171,684
                                                                                   ------------          ------------

      Cash and cash equivalents, end of period                                     $ 46,517,931          $ 40,646,988
                                                                                   ============          ============

                            See accompanying notes.

                              JONES MEDICAL INDUSTRIES, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CON'T)
                                        (UNAUDITED)

                       Nine Months Ended September 30, 1996 and 1997

   Supplemental Disclosures of Cash Flow Information:
   --------------------------------------------------

Cash paid during the nine months for:                            1996             1997
                                                                 ----             ----
   Interest                                                   $  354,581       $   434,700
                                                              ==========       ===========

   Income taxes                                               $9,489,483       $10,701,886
                                                              ==========       ===========


                            See accompanying notes.

                        JONES MEDICAL INDUSTRIES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          September 30, 1996 and 1997


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


2. EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE
   -----------------------------------------------

Earnings per common and common equivalent share are based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period (29,138,000 and 27,776,000 for the three months and nine months ended September 30, 1996; 29,419,000 and 29,459,000 for the three months and nine months ended September 30, 1997). The computation assumes that outstanding stock options were exercised and the proceeds used to purchase common shares.


3. INVENTORIES
   -----------

Inventories are valued at the lower of cost on a first-in, first-out basis or market.

Inventories are comprised as follows:

                                           December 31,     September 30,
                                               1996             1997
                                                             (Unaudited)
                                           -----------       -----------
Raw material                               $ 4,766,356       $ 7,106,753

Work-in-process                              1,539,115         1,578,124

Finished goods                               6,447,052         8,340,357
                                           -----------       -----------

                                           $12,752,523       $17,025,234
                                           ===========       ===========

4. PROPERTY, PLANT AND EQUIPMENT
   -----------------------------

Property, plant and equipment are as follows:

                                                 December 31,      September 30,
                                                     1996             1997
                                                                   (Unaudited)
                                                 -----------       -----------
Land                                             $ 2,419,676       $ 2,419,676

Building and improvements                         11,710,066        13,138,430

Equipment and furniture                           15,022,571        17,283,327

Automobiles                                          438,451           582,419
                                                 -----------       -----------

                                                  29,590,764        33,423,852

Less accumulated depreciation and amortization     5,420,411         6,952,744
                                                 -----------       -----------

                                                 $24,170,353       $26,471,108
                                                 ===========       ===========


5. INTANGIBLE ASSETS
   -----------------

Intangible assets are as follows:


                                                 December 31,     September 30,
                                                    1996              1997
                                                                   (Unaudited)
                                                 -----------      ------------
Distribution systems, trademarks and licenses    $48,409,609      $ 69,409,609

Customer list                                      6,084,967         6,084,967

Restrictive covenants and other intangibles        5,602,768         8,089,070

Goodwill                                          17,249,968        17,060,114
                                                 -----------      ------------

                                                  77,347,312       100,643,760

Less accumulated amortization                      7,500,072        10,357,971
                                                 -----------      ------------

                                                 $69,847,240      $ 90,285,789
                                                 ===========      ============

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

      The Company, as successor to Abana Pharmaceuticals, Inc. ("Abana"), is a defendant in a number of lawsuits involving the manufacture and sale of certain weight-loss drugs, including fenfluramine and phentermine. The plaintiffs in these cases claim injury as a result of ingesting these weight-loss drugs. Abana was, and the Company now is, a distributor of Obenix, its branded phentermine product; neither the Company nor Abana has at any time manufactured Obenix. The suits have been filed in various jurisdictions throughout the United States and in each of these suits, the Company or Abana is one of many defendants who have either manufactured or sold these weight-loss drugs in the past. The Company denies any wrongdoing incident to its distribution of Obenix and has tendered defense of these lawsuits to its insurance carriers for handling. The lawsuits are in their preliminary stages and it is too early to determine what, if any, liability the Company will have with respect to the claims set forth in these lawsuits. In the event that there is not adequate insurance coverage to satisfy all claims set forth in these lawsuits, then the Company will have to resume defense of these lawsuits and be responsible for the damages, if any, that are awarded against it. Management of the Company does not believe that the outcome of these lawsuits will have a material adverse effect on the Company's financial position.

7. ACQUISITION
   -----------

On June 30, 1997, the Company acquired two products, Cytomel(R) (liothyronine sodium tablets) and Triostat(R) (liothyronine sodium injection) from SmithKline Beecham Corporation (SKB), for a cash purchase price of $22.8 million. The purchase price has been allocated to the acquired intangibles with amortizable lives ranging from 10 to 25 years. In connection with the acquisition, the Company entered into manufacturing agreements for the future supply of both Cytomel(R) and Triostat(R). Subsequent to June 30, 1997, the Company purchased approximately $850,000 of SKB's related finished goods inventory that was on hand at the date of acquisition.

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

                                                                    PERCENTAGE                               PERCENTAGE
                                                                     INCREASE                                 INCREASE
                                                                    (DECREASE)                               (DECREASE)
                                                                     AGGREGATE                                AGGREGATE
                                          THREE MONTHS ENDED          DOLLAR         NINE MONTHS ENDED         DOLLAR
                                             SEPTEMBER 30,            AMOUNT           SEPTEMBER 30,           AMOUNT
                                             -------------            ------           -------------           ------
                                          1996          1997                        1996           1997
                                          ----          ----                        ----           ----
Sales                                    100.0%        100.0%          20.6%       100.0%         100.0%        21.0%

Cost of sales                             41.5          35.9            4.3         41.1           35.7          5.1

Gross profit margin                       58.5          64.1           32.2         58.9           64.3         32.0

Selling, general and
administrative expenses:

   Selling                                14.0          14.3           22.7         15.0           15.4         23.7

   General and administrative              7.1           6.3            8.2          8.4            6.7         (3.8)

   Research and development                0.1           0.0         (100.0)         0.4            0.0       (100.0)

   Amortization                            2.7           3.6           64.0          2.6            3.2         50.0

   Acquisition costs                      21.6           0.0         (100.0)         7.7            0.0       (100.0)

Total selling, general and
administrative expenses                   45.5          24.2          (35.8)        34.1           25.3        (10.3)

Operating income                          13.0          39.9          269.8         24.8           39.0         90.2

Interest income                            2.9           1.7          (29.0)         2.2            2.2         18.5

Interest expense                          (0.4)         (0.2)         (44.9)        (0.6)          (0.3)       (49.5)

Other income (expense)                     0.1          (0.1)        (165.6)         0.0            0.0       (223.8)

Income before income taxes                15.6          41.3          219.3         26.4           40.9         87.2

Provision for income taxes                 8.8          15.7          115.3         11.0           15.6         71.0

Net income                                 6.8          25.6          353.8         15.4           25.3         98.8

                                    RESULTS OF OPERATIONS
                                    ---------------------

SALES
-----

The following summarizes approximate sales activity by product category for the third quarter ended September 30:

SALES BY PRODUCT CATEGORY
                                              1996            %             1997             %
                                              ----            -             ----             -
Pharmaceutical products                    $18,282,000       70.0        $23,420,000        74.0

Vitamin and Nutritional
Supplement products                          7,942,000       30.0          8,229,000        26.0
                                           -----------                   -----------
Total sales                                $26,224,000      100.0        $31,649,000       100.0
                                           ===========                   ===========

Sales for the third quarter ended September 30, 1997 increased 20.6% to $31.6 million from $26.2 million in the third quarter of 1996. The Company's sales increased as a result of a 28.1% increase in pharmaceutical product sales, and a 3.6% increase in vitamin and nutritional supplement product sales. Approximately $2.1 million or 11% of the pharmaceutical product sales growth is attributable to the acquisition of Cytomel(R) and Triostat(R) from SmithKline Beecham on June 30, 1997. The remaining increase in pharmaceutical sales primarily results from internal sales growth of Levoxyl(R), Tapazole(R), Thrombin-JMI(R), and Brevital(R). Vitamin and nutritional supplement product sales increased only slightly as the Company continues to focus primarily on the higher margin pharmaceutical product sales.

The following summarizes approximate sales activity by product category for the nine months ended September 30:

SALES BY PRODUCT CATEGORY                     1996            %             1997            %
                                              ----            -             ----            -
Pharmaceutical products                    $48,944,000       66.0        $65,875,000        74.0

Vitamin and Nutritional
Supplement products                         24,866,000       34.0         23,437,000        26.0
                                           -----------      -----        -----------       -----

Total sales                                $73,810,000      100.0        $89,312,000       100.0
                                           ===========      =====        ===========       =====

Sales for the first nine months of 1997 increased 21.0%, or $15.5 million over the first nine months of 1996. The increase results from a 34.6% increase in pharmaceutical product sales offset by a 5.7% decrease in vitamin and nutritional supplement product sales. The pharmaceutical product sales increase is primarily due to the inclusion of a full nine months of sales of Tapazole(R) (acquired March 18, 1996), the addition of the Cytomel(R) and Triostat(R) product lines (acquired June 30, 1997) and the increasing sales of Levoxyl(R), Tapazole(R), Thrombin-JMI(R), and Brevital(R). The decrease in vitamin and nutritional supplement product sales primarily results from a decline in the lower margin contract vitamin sales.

GROSS PROFIT
------------

Gross profit during the third quarter of 1997 increased 32.3% or $4,954,000 in aggregate dollars over the third quarter of 1996. As a percentage of sales, gross profit increased 5.6%. The significant gross profit increase, in both aggregate dollars and as a percentage of sales, was due to the increase in the higher margin pharmaceutical product sales discussed above.

Gross profit for the first nine months of 1997 increased $13,945,000 or 32.1% in aggregate dollars over the first nine months of 1996 and as a percentage of sales, increased 5.4%. The increase in both aggregate dollars and as a percentage of sales resulted from the increase in the higher margin pharmaceutical product sales discussed above.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
--------------------------------------------

Selling expenses increased as a percentage of sales in the third quarter of 1997 as compared to the third quarter of 1996 from 14.0% to 14.3% and, in aggregate dollars, increased 22.7% or $835,000. These expenses increased as a result of the additional sales personnel employed January 1, 1997 in connection with the Abana acquisition. For the same reason, the first nine months selling expenses increased in aggregate dollars by 23.7% or $2,640,000.

General and administrative expenses as a percentage of sales decreased from 7.1% for the third quarter of 1996 to 6.3% for the third quarter of 1997 and, in the aggregate, increased 8.2% or $152,000. General and administrative expenses as a percentage of sales decreased from 8.4% for the nine months ended September 30, 1996 to 6.7% for the nine months ended September 30, 1997 and, in the aggregate, decreased 3.8% or $234,000. The 1997 general and administrative expenses reflect the impact of consolidating the administrative functions at Daniels Pharmaceuticals (merged on August 31,
1996) with the Company's corporate facility.

Amortization expenses associated with intangible assets included in selling, general and administrative expenses were up 64.0% and 50.0%, respectively, for the third quarter and the first nine months of 1997 over 1996 as a result of additional amortization on intangible assets acquired with the Tapazole(R) acquisition (acquired March 16, 1996), the Abana acquisition (acquired December 31, 1996), and the Cytomel(R) and Triostat(R) acquisition (acquired June 30, 1997).

Acquisition costs incurred during the third quarter of 1996 of $5,665,000 represent one-time costs associated with the Daniels Pharmaceuticals acquisition in a pooling of interests transaction.


OPERATING INCOME
----------------

Operating income during the third quarter of 1997, compared to the third quarter of 1996, increased 269.8% in aggregate terms, and as a percentage of sales from 13.0% to 39.9% due to the one-time costs associated with the acquisition of Daniels in 1996 and the improved gross margins in 1997.

For the first nine months of 1997 operating income increased 90.0% over the same period of 1996 due to the 1996 one-time acquisition costs and higher gross profits in 1997.

OTHER INCOME (EXPENSE)
----------------------

Interest income decreased 29.0% for the third quarter of 1997, but increased 18.5% or $307,000 for the first nine months compared to the same period of 1996. Fluctuations in interest income result from the receipt of the $75 million net proceeds from the Company's sale of common stock in April 1996, the partial use of those proceeds to repay certain indebtedness in 1996 and 1997, and the cash purchase of Cytomel(R) and Triostat(R) for $22.8 million on June 30, 1997.

Interest expense was down 44.9% and 49.5%, respectively, for the third quarter and the first nine months of 1997 as compared to the same periods of 1996 due to the reduction in the Company's outstanding debt.

Other income (expense) consists primarily of gains or losses on the sale of fixed assets.

INCOME TAXES
------------

The effective tax rates for the third quarter and the first nine months of 1997 were 38.0% and 38.2%, respectively, as compared to 56.4% and 41.8% for the same periods of 1996. The effective tax rates in 1996 were unusually high due to the nondeductibility of certain acquisition costs.

NET INCOME
----------

Earnings per share increased from $.06 on average shares outstanding of 29,138,000 for the quarter ended September 30, 1996 to $.28 on average shares outstanding of 29,419,000 for the quarter ended September 30, 1997. For the first nine months of 1997 earnings per share increased to $.77 on average shares outstanding of 29,459,000 from $.41 on average shares outstanding of 27,776,000 for the first nine months of 1996.

Net income for the third quarter of 1997 was $8,117,000, up 34.4% over the third quarter of 1996, before the $5,665,000 one-time pretax charge for acquisition costs in 1996. Net income for the nine months ended September 30, 1997 was $22,611,000, up 44.7% for the same period of 1996, before the one-time pretax charge in 1996.

FINANCIAL CONDITION
-------------------

Balance Sheet Information
-------------------------

At September 30, 1997 the Company's current ratio increased slightly to 8.6:1 from 8.0:1 at December 31, 1996 while working capital decreased from $70.5 million at December 31, 1996 to $68.4 million at September 30, 1997. The decline in working capital is primarily due to the acquisition of Triostat(R) and Cytomel(R) on June 30, 1997 for $22.8 million, offset by $20.4 million of net cash generated from operations during the first nine months of 1997. The debt to equity ratio was 1.8% at December 31, 1996. The Company has no outstanding long-term debt at September 30, 1997.

RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------

Adoption of FASB Statement No. 128, "Earnings Per Share", which is effective for the Company in 1997, is not anticipated to have a material effect on the Company's consolidated financial statements.

                          PART II - OTHER INFORMATION
                          ---------------------------

Item 1.     LEGAL PROCEEDINGS
-------     -----------------

      Jones Medical Industries, Inc. (the "Company"), as successor to Abana Pharmaceuticals, Inc. ("Abana"), is a defendant in a number of lawsuits involving the manufacture and sale of certain weight-loss drugs, including fenfluramine and phentermine. The plaintiffs in these cases claim injury as a result of ingesting these weight-loss drugs. Abana was, and the Company now is, a distributor of Obenix, its branded phentermine product; neither the Company nor Abana has at any time manufactured Obenix. The suits have been filed in various jurisdictions throughout the United States and in each of these suits, the Company or Abana is one of many defendants who have either manufactured or sold these weight-loss drugs in the past. The Company denies any wrongdoing incident to its distribution of Obenix and has tendered defense of these lawsuits to its insurance carriers for handling. The lawsuits are in their preliminary stages and it is too early to determine what, if any, liability the Company will have with respect to the claims set forth in these lawsuits. In the event that there is not adequate insurance coverage to satisfy all claims set forth in these lawsuits, then the Company will have to resume defense of these lawsuits and be responsible for the damages, if any, that are awarded against it. Management of the Company does not believe that the outcome of these lawsuits will have a material adverse effect on the Company's financial position.

                                  SIGNATURES
                                  ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              JONES MEDICAL INDUSTRIES, INC.



Date: November 3, 1997        By: /s/ Dennis M. Jones
      ----------------------      ----------------------------------------
                                  Dennis M. Jones, President




Date: November 3, 1997        By: /s/ Judith A. Jones
      ----------------------      ----------------------------------------
                                  Judith A. Jones
                                  Executive Vice President and
                                  Principal Financial and Accounting Officer