Form 10-K
period 1997-12-31
JONES MEDICAL INDUSTRIES INC /DE/
filed 1998-03-31
CIK 793613

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the fiscal year ended DECEMBER 31, 1997
                                                        OR
|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from __________ to __________.

Commission File No. 0-15098

                         JONES MEDICAL INDUSTRIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


    DELAWARE                                                43-1229854
--------------------------------------------------------------------------------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)

1945 CRAIG ROAD, ST. LOUIS MISSOURI                                 63146
--------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)


Registrant's telephone number, including area code:  (314) 576-6100

Securities registered pursuant to Section 12(b) of the Act:

  Title of each class                   Name of exchange on which registered

        NONE
---------------------------            --------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $.04 PAR VALUE
--------------------------------------------------------------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X/ No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of February 27, 1998, is approximately $853 MILLION. (This calculation is based on the closing price of the stock as quoted on the NASDAQ National Market and excludes shares of stock held by directors and officers of the Registrant.)

Number of shares outstanding of registrant's Common Stock as of February 27, 1998: 28,696,348.


Documents incorporated by reference:  NONE.

INTRODUCTORY NOTES

Tapazole(R), Levoxyl(R), Thrombin-JMI(R), Brevital(R)Sodium, Bronson(TM), Bronson Pharmaceutical(TM), MD Pharmaceutical(TM), Liqui-Char(R), Therevac(R), Derma-Scrub(R), Soloxine(R), Nasabid(R), Vanex(TM), Obenix(R), Triostat(R) and Cytomel(R) are trademarks owned by or under license to the Company. All other trademarks and registered trademarks used in this Form 10-K are the property of their respective owner. Unless the context otherwise requires, references herein to: (i) "JMI" or the "Company" refer to Jones Medical Industries, Inc. and its subsidiaries; (ii)"JMI Canton" refers to the Company's wholly-owned subsidiary, JMI Canton Pharmaceuticals, Inc.; (iii)"GenTrac" refers to the Company's wholly-owned subsidiary, GenTrac, Inc.; (iv)"JMI-Daniels" refers to the Company's wholly-owned subsidiary, JMI-Daniels Pharmaceuticals, Inc.;
(v)"JMI-Phoenix" refers to the Company's wholly-owned subsidiary, JMI-Phoenix Laboratories, Inc.; (vi) "Daniels Acquisition" refers to the Company's acquisition of Galen Drugs of Florida, Inc. ("Galen"), and Galen's subsidiaries, including Daniels Pharmaceuticals, Inc. ("Daniels"), on August 30, 1996 in a transaction accounted for as a pooling of interests; and (vii) "Abana Acquisition" refers to the Company's acquisition of Abana Pharmaceuticals, Inc. ("Abana") on December 31, 1996.

In February, 1998, the Company's Board of Directors ("Board") authorized the Company to entertain offers to purchase the Company's nutritional supplements product line and contract manufacturing operations. On March 16, 1998, by unanimous written consent, the Board approved: (i) a plan to discontinue and dispose of the Company's nutritional supplements product line and contract manufacturing operations; and (ii) an agreement with certain operating subsidiaries of Twinlab Corporation ("Twinlab") to sell the Company's nutritional supplements product line and contract manufacturing operations conducted through its wholly-owned subsidiary, JMI-Phoenix, for $55 million in cash. The Company and Twinlab executed the agreement on March 17, 1998. The actions to be taken pursuant to the Board's March 16, 1998 plan represent 'discontinued operations' requiring a restatement of the Company's historical financial information under applicable accounting principles and regulations, and the operations to be discontinued are hereinafter collectively referred to as "Discontinued Operations." As a result of the Company's restatement of its historical financial information, the comparative dollar values and percentage amounts used throughout this report reflect this restatement and relate solely to the Company's continuing pharmaceutical operations, unless otherwise indicated.

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


                                     PART I

ITEM 1. BUSINESS

GENERAL

     Founded in 1981, Jones Medical Industries, Inc. manufactures, markets, distributes and sells specialty pharmaceutical products under its own trademarks and tradenames. As a result of the decision relating to the Discontinued Operations, the Company will cease to manufacture, market, distribute and sell nutritional supplements and cease contract manufacturing operations
(See "Business--Discontinued Operations"). Subject to stockholder approval at the Company's Annual Meeting of Shareholders to be held on May 19, 1998, the name of the Company will be changed to 'JONES PHARMA INCORPORATED' to reflect the nature of the Company's continuing operations.

BUSINESS STRATEGY

     The Company's business strategy is to acquire specialty prescription pharmaceutical product lines or operations that complement or expand the marketing or distribution of existing product lines and to develop and apply marketing initiatives to such products. All of the Company's product lines have been acquired through a series of acquisitions which have complemented or expanded its existing lines of business. The Company intends to leverage its existing marketing and sales capabilities through additional strategic acquisitions of complementary pharmaceutical products and businesses and by expanding and increasing the penetration of its existing customer base. The key elements of the Company's strategy include:

     Acquire and Build Market Share in Specialty Pharmaceuticals. Since inception, the Company has purchased domestic rights to certain specialty pharmaceuticals addressing markets such as prescription treatments for thyroid disorders and critical care treatments involving hemostasis and anesthesia. The Company intends to continue to seek the rights to products that it believes can benefit from focused marketing efforts.

     Leverage Established Pharmaceutical Marketing and Sales Efforts. The Company intends to maximize productivity of its sales force through replacement of existing, lower-volume products with new products with larger market opportunities. In addition, the Company intends to raise the awareness of selected products through targeted sales efforts focused on hospital pharmacists, prescribing physicians and other health care professionals in the United States.

     Improve Margins Through Focus on High-Margin Pharmaceutical Products and Cost Control. The Company intends to increase gross and operating margins by using sales personnel efficiently, minimizing corporate overhead and focusing on high margin products. The Company believes that by focusing on a limited number of products, the Company can increase sales by maximizing the productivity of its sales force and controlling overhead costs.

SIGNIFICANT OPERATING EVENTS DURING 1997

     Acquisition of Triostat and Cytomel. On June 27, 1997, the Company acquired the products Triostat and Cytomel from SmithKline Beecham Corporation ("SmithKline") for $22.8 million in cash. Although the Company is not obligated to pay SmithKline royalties on future sales of Triostat and Cytomel, the agreement with SmithKline does provide that in the event that the Company files for and receives approval for any additional indications for Triostat from the United States Food and Drug Administration ("FDA"), the Company will be obligated to pay SmithKline a ten (10) year royalty equal to ten percent (10%) of the net incremental sales of Triostat resulting from such additional indications. Triostat is a relatively new drug, having received its new drug application from the FDA in 1991, whereas Cytomel is a relatively mature drug
which had not been actively promoted in the past by SmithKline.   While the
Company plans to market Triostat and Cytomel through its hospital-based sales and marketing staff, there can be no assurance that the Company will be successful in its marketing and sales efforts, and failure to successfully market and sell Triostat and Cytomel could have a material adverse effect on the Company's business, financial condition and results of operations.

PRINCIPAL PRODUCTS

     The Company's principal products primarily serve the endocrine treatment and the critical care segments of the health care industry as well as the companion animal segment of the veterinary industry. The Company's principal products are as follows:

     Endocrine Pharmaceuticals.

        Tapazole. Tapazole is an anti-thyroid product used for the treatment of hyperthyroidism; the extreme form of hyperthyroidism is commonly known as 'Graves' Disease.' Tapazole is prescribed to inhibit the synthesis and production of natural thyroid hormones and to reduce the size of the goiter (an abnormal growth resulting from overactivity of the thyroid gland). Although the Company is not aware of any generic forms of Tapazole in the marketplace, Tapazole faces competition from propylthiouracil ("PTU"). PTU is manufactured by Lederle Labs ("Lederle"), a division of American Cyanamid Company, which has greater financial resources than the Company, and is marketed and distributed by a number of independent generic pharmaceutical companies who acquire product from Lederle. During 1997, the Company had net sales of $18.3 million relating to Tapazole, equal to 20.6% of the Company's sales.

         Levoxyl. Levoxyl is a synthetic thyroid hormone for the treatment of hypothyroidism and is reported to be the second most widely prescribed brand of levothyroxine in the United States. Levothyroxine pharmaceuticals are used to supplement or enhance endocrine levels produced by underactive thyroid glands. The U.S. domestic market for levothyroxine is estimated at $330 million annually and is dominated by Synthroid(R) which is manufactured by Knoll Pharmaceutical Company, a subsidiary of Boots Plc, which has substantially greater sales, marketing and financial resources than the Company. New FDA requirements, effective August 14, 2000, mandate that Levoxyl receive new drug approval from the FDA (See "Business-- Government Regulation"). Competitive action in the marketing and distribution of Synthroid(R) as well as the process of obtaining new drug approval could disrupt the Company's strategies for market development of Levoxyl and have a material adverse effect on the Company's business and financial condition and its results of operations. During 1997, the Company had net sales of $22.2 million relating to Levoxyl, equal to 25.0% of the Company's sales.

         Triostat. Triostat is an injectable thyroid replacement hormone which is used to treat acute thyroid disorders. Triostat is a synthetic form of a naturally occurring hormone called triiodothyronine or T3. It is primarily used for the treatment and management of myxedema coma and precoma. The Company is not aware of any generic forms of Triostat in the market place and under current FDA regulations, no generic form of injectable T3 may be introduced prior to January 1, 1999. However, after that date, other pharmaceutical companies may seek approval to market and sell generic forms of injectable T3 which could lead to a decrease in the price that customers may be willing to pay for Triostat. With respect to Triostat, there can be no assurances that the Company will be able to compete effectively with new market entrants, that additional competitors will not enter the market or that competitive factors will not have a material adverse effect on the Company's business, financial condition and results of operations. During the period from the Company's acquisition of Triostat on June 27, 1997 through December 31, 1997, the Company had net sales of $1.8 million relating to Triostat, equal to approximately 2.0% of the Company's 1997 sales.

         Cytomel. Cytomel is a thyroid replacement hormone in tablet form which is used to treat chronic thyroid disorders. Like Triostat, it is a synthetic form of T3. It is primarily used for replacement or supplemental therapy for patients suffering from cretinism, myxedema and primary and tertiary hypothyroidism. As with Triostat, the Company is not aware of any generic forms of Cytomel in the market place. However, other pharmaceutical companies may choose to market and sell generic forms of T3 which could lead to a decrease in the price that customers may be willing to pay for Cytomel. With respect to Cytomel, there can be no assurances that the Company will be able to compete effectively with new market entrants, that additional competitors will not enter the market or that competitive factors will not have a material adverse effect on the Company's business, financial condition and results of operations. During the period from the Company's acquisition of Cytomel on June 27, 1997 through December 31, 1997, the Company had net sales of $2.6 million relating to Cytomel, equal to approximately 2.9% of the Company's 1997 sales.

     Critical Care Pharmaceuticals.

         Thrombin-JMI. During invasive surgical procedures, surgeons typically limit bleeding in order to control blood loss and maintain visibility of the surgical site. Surgeons may apply pressure bandages, suture severed vessels and/or use a topical hemostatic agent to control bleeding within the surgical site. In most cases, collagen, cellulose or thrombin-based hemostatic agents are used because of their ability to rapidly begin the clotting process. Thrombin-JMI is a thrombin-based topical hemostatic agent derived from bovine blood. The Company's thrombin product offers advantages over collagen and cellulose products because of faster activity at the surgical site. Additionally, because of its physical characteristics, Thrombin-JMI does not need to be removed from the surgical site prior to closure, whereas non-thrombin competing products need to be removed, often leading to recurrence of bleeding. The topical hemostat market was estimated to be greater than $90 million in the United States in 1997. In 1997, thrombin products accounted for 23% of the United States topical hemostat market of which the Company has an approximate 95% share with sales of $19.4 million, equal to 21.8% of Company sales.

         Brevital Sodium. The intravenous ("I.V.") anesthetic market is split into segments based on type and length of therapeutic, diagnostic or surgical procedures. Short-term general anesthesia is required when performing minor surgical procedures such as dental surgery, cardioversion and other brief ambulatory surgeries. Long-term general anesthesia is required when more complex and invasive surgical procedures are performed. In order to administer long-term general anesthesia, induction agents are used to begin the anesthetic event and are subsequently followed by another drug or gas to maintain the anesthesia. The Company's product, Brevital Sodium ("Brevital"), is a general I.V. anesthetic agent that addresses both the short-term and long-term anesthesia markets and was originally introduced by Eli Lilly and Company ("Lilly") in 1961. Brevital is used in both long-term and short-term procedures because of its rapid onset of action and quicker recovery time. Brevital's rapid onset of action also makes it a useful induction agent prior to the administration of another agent to maintain the anesthesia. The I.V. anesthetic market in the United States is estimated to be $500 million. The Company acquired the exclusive domestic perpetual license to distribute Brevital from Lilly in August 1995. During 1997, the Company had net sales of $9.1 million relating to Brevital, equal to 10.2% of the Company's sales.

     Veterinary Pharmaceuticals.

         The Company also manufactures and distributes veterinary pharmaceuticals, the most prominent of which are Soloxine, Tussigon and Pancrezyme. Soloxine is used for the treatment of hypothyroidism in companion animals. Tussigon is used for pain management and to treat kennel cough. Pancrezyme is a small animal digestive aid. Veterinary pharmaceuticals accounted for $7.9 million or 8.9% of the Company's 1997 sales.

MARKETING AND SALES

     The Company markets and promotes its products primarily through a direct sales force. The Company also attends major medical conventions and symposia and utilizes advertising in trade publications. The Company maintains product line sales staffs directed to the physician and hospital markets together with an internal marketing staff which provides marketing administration and support and customer service.

     The Company's marketing and sales staff consists of 103 field sales personnel of whom 83 market and sell endocrine pharmaceuticals, 17 market and sell critical care pharmaceuticals and 3 market and sell veterinary pharmaceuticals.

     Marketing activity for endocrine pharmaceuticals is focused on physicians prescribing the Company's products and on retail pharmacies carrying the Company's products for prescription and branded generic use. In addition to selling efforts based upon the merits and characteristics of its products, the Company provides physicians with sample product packages for trial use by patients and to aid in establishing dosage levels prior to the time at which prescriptions are written. The cost of sampled products, including related packaging and recordkeeping expense, is charged as a selling expense.

     Sales activities for critical care pharmaceuticals are focused on major hospitals and hospital buying groups which, in the aggregate, manage and contract for a majority of the purchasing of pharmaceuticals for private sector hospitals through bid and contract agreements. The Company presently has contracts for one or more product lines with substantially all of the major hospital buying groups. The Company's marketing efforts focus upon hospital-based physicians in various departments including, operating rooms, emergency rooms, anesthesiology and directors of pharmacy.

PRODUCT SOURCES AND MANUFACTURING

     In 1997, approximately 40.0% of the Company's sales were from products manufactured for the Company by third parties and the remaining 60.0% of sales were from products manufactured by the Company. The percentage of products manufactured is subject to variance from year to year based not only on the relative mix of the Company's existing product lines, but also as a result of acquisition and disposition activity. The Company manufactures pharmaceuticals at its facilities in St. Petersburg, Florida, Middleton, Wisconsin, and St. Louis, Missouri, each of which is registered with the FDA.

     Products Manufactured by Others. Historically, the Company has relied on third-party manufacturers to produce certain of its products. As a result, increases in the percentage of in-house manufacturing arising from the Company's current production of Thrombin-JMI at its GenTrac facility in Middleton, Wisconsin, and its production of Levoxyl and other products at its facility in St. Petersburg, Florida, are more than offset by contract manufacturing for the Company of Brevital and Tapazole by Lilly, Triostat by SB Pharmco Puerto Rico ("SB Pharmco") and Cytomel by Schering Canada, Inc. ("Schering"). With respect to such third party manufacturing, there can be no assurance that the Company will be able to obtain adequate supplies of products so manufactured in a timely fashion, or at all. The Company also faces the risk that upon expiration of the term of any third-party manufacturing agreement it may not be able to renew or extend the agreement with the third-party manufacturer, to obtain an alternative manufacturing source from other third parties or develop internal manufacturing capabilities on commercially viable terms, if at all. In such circumstances the Company may be unable to continue to market its products as planned and could be required to abandon or divest itself of a product line on terms which would materially adversely affect the Company's business, financial condition and results of operations. The Company's principal products which are currently manufactured by third parties are:

         Brevital and Tapazole. Brevital and Tapazole are each manufactured for the Company by Lilly from whom these product lines were acquired in 1995 and 1996, respectively. Pursuant to each such acquisition, the Company obtained a perpetual, exclusive license to market and distribute the product in the United States and entered into 10-year manufacturing agreements with Lilly for supply of the products. As to either product, the manufacturing agreement may be terminated by Lilly at any time after the first five years by giving at least five years notice to the Company prior to ceasing the manufacture of the product for the Company. The Brevital agreement was entered in August 1995 and the Tapazole agreement was entered in March 1996. In the event of such termination, Lilly has agreed to use reasonable efforts to assist the Company in obtaining all the necessary licenses and approvals to enable the Company or an alternative manufacturer to manufacture either product. Although Lilly continues to manufacture and distribute Brevital and Tapazole for its own account in connection with foreign markets, there can be no assurance that Lilly will continue to meet FDA or product specification standards for Brevital or Tapazole or that the Company's demands for these products can be met in a consistent and timely manner. Lilly is the sole manufacturer of Brevital and Tapazole and any alternative manufacturer would require regulatory change-in-site qualification to manufacture these products. In the event of any interruption in the supply of Brevital or Tapazole from Lilly due to regulatory or other causes, there can be no assurance that the Company could make alternative manufacturing arrangements on a timely basis, if at all. Such an interruption would have a material adverse effect on the Company's business, financial condition and results of operations.

     Triostat. Triostat is manufactured for the Company under a two (2) year supply agreement with SB Pharmco, an affiliate of SmithKline, from whom this product line was acquired in June 1997. The Company has agreed to use its best efforts to transfer manufacturing of Triostat to its own facility or that of a third party within the 2-year term; however, if approval to transfer the manufacturing is not received from the FDA within such term, the Company may extend the 2-year term for one (1) additional year. Upon termination of the supply agreement, there can be no assurance that the Company will have made alternative manufacturing arrangements on a timely basis, if at all. The failure to make such alternative manufacturing arrangements would have a material adverse effect on the Company's business, financial condition and results of operations.

     Cytomel. Cytomel is manufactured for the Company by Schering under a certain Third Party Manufacturing Agreement dated March 11, 1991, entered into between a division of SmithKline and Schering, the rights and obligations of which were respectively assigned to, and assumed by, the Company in connection with the acquisition of Cytomel from SmithKline in June 1997. The Third Party Manufacturing Agreement runs for a term of three (3) years and provides for automatic renewal for successive three
     (3) year terms unless either party provides eighteen (18) month advance written notice of non-renewal prior to the end of any term. While the Company has not received any non-renewal notice from Schering, in the event that such agreement is not renewed, there can be no assurance that the Company could make alternative manufacturing arrangements on a timely basis, if at all. The failure to make such alternative manufacturing arrangements would have a material adverse effect on the Company's business, financial condition and results of operations.

     Products Manufactured by the Company. In 1996, in connection with the Daniels Acquisition, the Company assumed operations of its St. Petersburg, Florida facility which has been manufacturing pharmaceuticals since 1975. At this facility, the Company processes raw materials purchased from outside sources to produce final products in compressed tablet form. Products are produced within the guidelines of FDA regulations pertaining to prescription drugs.

     In 1991, in connection with the Company's acquisition of GenTrac, the Company assumed operations of the GenTrac facility located in Middleton, Wisconsin which is licensed by The Center for Biologics Evaluation and Research ("CBER"), a division of the FDA, for the production of therapeutic and diagnostic thrombin products. Biological products such as Thrombin-JMI must be produced at a licensed biologic facility specifically licensed to manufacture that product. The Company's GenTrac facility, which produces Thrombin-JMI, is licensed for the production of thrombin United States Pharmacopoeia ("U.S.P.") products and also acts as the licensed manufacturer of Thrombogen(R), a line of proprietary thrombin products manufactured for Johnson & Johnson Medical, Inc. ("Johnson & Johnson") under distribution and development agreements. A reduction in the volume of product sold to Johnson & Johnson, or a failure to continue production for it on terms satisfactory to the Company upon expiration of the current contract in the year 2000, could adversely affect overhead rates at the facility and have a material adverse effect upon the Company's operating results.

PRINCIPAL CUSTOMERS AND SUPPLIERS

     The Company's principal customers are retail pharmacies and hospitals. The Company's sales, however, are through wholesale drug distributors, who in turn supply product to pharmacies, hospitals and physicians. No one customer accounted for 10% or more of the Company's sales in 1997.

     The Company has not experienced to date any significant shortages in supplies of raw materials. The raw materials utilized by the Company in its manufacturing operations are purchased from a variety of suppliers. The Company endeavors to maintain multiple suppliers in order to minimize delays or cost disparities in the event of supplier shortages.

     The Company relies on certain suppliers of key raw materials to provide an adequate supply of such materials for production of finished products. Certain materials are purchased from single sources. In particular, (i) the manufacture of Brevital and Tapazole are each dependent upon Lilly's ability to procure certain raw materials used in the manufacture of such products; (ii) the manufacture of Triostat is dependent upon SB Pharmco's ability to procure certain raw materials used in the manufacture of such product; and (iii) the manufacture of Cytomel is dependent upon Schering's ability to procure certain raw materials used in the manufacture of such product. Although the Company has no reason to believe that Lilly, SB Pharmco or Schering will be unable to procure adequate supplies of such raw materials on a timely basis, disruptions in supplies of Brevital, Tapazole, Triostat or Cytomel, including delays due to the respective third party manufacturer's inability to procure raw materials, would have a material adverse effect on the Company's business, financial condition and results of operations.

COMPETITION

     The manufacture and sale of pharmaceuticals is highly competitive. Many of the Company's competitors are large well-known pharmaceutical companies which have considerably greater financial, sales, marketing and technical resources than those of the Company. Additionally, many of the Company's present and potential competitors have research and development capabilities that may allow such competitors to develop new or improved products that may compete with the Company's product lines. The pharmaceutical industry is characterized by rapid product development and technological change. The Company's products could be rendered obsolete or uneconomical by the development of new pharmaceuticals to treat the conditions addressed by the Company's products or as the result of technological advances affecting the cost of production, or as a result of marketing or pricing action by one or more of the Company's competitors. The Company's business, financial condition and results of operations could be materially and adversely affected by any one or more of such developments.

     Tapazole competes with PTU, a product manufactured by Lederle and sold by a number of independent generic pharmaceutical companies. Levoxyl competes with Synthroid(R), which is produced by Knoll Pharmaceutical Company, and other levothyroxine producers. Thrombin-JMI competes with those thrombin products produced for and marketed by Johnson & Johnson. Brevital faces competition in the I.V. anesthetic market from other I.V. anesthetic products, including Diprivan, which is produced by Stuart Pharmaceuticals, a business unit of Zeneca, Inc., and Versed, produced and marketed by Roche Labs, a division of Hoffmann- LaRoche, Inc. Each of the named competitors has substantially greater marketing, sales and financial resources than the Company.

TRADEMARKS

     The Company's products are sold under a variety of trademarks. While the Company believes that it has valid proprietary interests in all currently used trademarks, only certain of the trademarks are registered with the United States government. The Company's licenses from Lilly for the Brevital and Tapazole trademarks are limited to the United States.

GOVERNMENT REGULATION

     The manufacturing, processing, formulation, packaging, labeling, storage, promotion, distribution and advertising of the Company's products are subject to extensive regulation by one or more federal agencies including the FDA, the Drug Enforcement Administration ("DEA"), the Environmental Protection Agency ("EPA"), the Federal Trade Commission ("FTC"), the Occupational Safety and Health Administration, the Department of Agriculture, the Consumer Product Safety Commission ("CPSC") and the United States Customs Service. These activities are also regulated by various agencies of the states and localities in which the Company's products are sold.

     All pharmaceutical manufacturers, including the Company, are subject to regulation by the FDA. New drugs must be approved by the FDA before they may be marketed, except for those prescription drugs about which the FDA has knowledge but for which the FDA is not requiring applications either because of 'grandfather status' under 1938 legislation, 'grandfather status' under 1962 legislation, or for other reasons. The FDA has the authority to revoke existing approvals, or to review the status of currently exempt pharmaceuticals and require application and approval, of prescription drugs if new information reveals that they are not safe or effective. The FDA also regulates the advertising of prescription drugs.

     The FDA announced in an August 14, 1997, Federal Register Notice that orally administered drug products containing levothyroxine sodium are now classified as new drugs. Manufacturers who wish to continue to market these products must submit new drug applications ("NDA"). After August 14, 2000, any levothyroxine sodium product marketed without an approved NDA will be subject to regulatory action. Levoxyl, since it was marketed prior to the date of this notice will continue to be eligible for marketing until August 14, 2000. The FDA is allowing the Company and other current manufacturers three (3) years to obtain approved NDA's. The Company plans to dedicate significant resources to this NDA process during 1998 and 1999 and expects to incur costs in excess of $2 million to secure an approved NDA for Levoxyl.

     The Company's marketing of OTC drugs is affected by the establishment of FDA monographs, a regulatory system arising under 1962 legislation. FDA monographs effectively exempt from FDA approval OTC drugs which are produced and labeled in accordance with the standards set forth in FDA regulations. The rulemaking process to establish or revise an FDA monograph allows a 12 month grace period to make appropriate formulation or label changes following publication of the final monograph. The FTC also regulates advertising of OTC drug products. Drug products must be manufactured, packaged, and labeled in accordance with their approvals and in conformity with current good manufacturing practice ("CGMP"). The Company is subject to periodic inspection by the FDA to assure such compliance. Drugs must be distributed, sampled and promoted in accordance with FDA requirements.

     The Company also manufactures and sells drugs which are "controlled substances" as defined in the Controlled Substances Act. The Company must comply with the regulatory guidelines for this class of drugs. These include security and recordkeeping requirements which are administered and audited by the DEA, a division of the United States Department of Justice.

     The FDA has extensive enforcement powers over the activities of pharmaceutical manufacturers, including authority to seize and prohibit the sale of unapproved or non-complying products, and to halt manufacturing operations that are not in compliance with CGMP. Both the FDA and DEA may impose civil penalties and seek criminal penalties arising from non-compliance with applicable regulations. Any restriction or prohibition applicable to sales of products marketed by the Company could materially adversely affect the Company's business, financial condition, and results of operations.

     The sampling of products to prescribing physicians is subject to the Prescription Drug Marketing Act ("PDMA") which permits regulation of such activities at both the federal and state level. Under PDMA, states are permitted to require registration of manufacturers and distributors who provide sample pharmaceuticals even if such manufacturers or distributors have no place of business within the state and states are permitted to adopt regulations limiting the distribution of sample products to licensed practitioners. PDMA imposes extensive recordkeeping and reporting requirements on the Company to prevent the sale of sampled pharmaceutical products or other diversion from their intended use.

ENVIRONMENTAL STANDARDS

     The Company uses certain hazardous substances which require special handling and disposal as dictated by the EPA. The Company believes that its manufacturing operations are in compliance with environmental protection and other government regulations.

EMPLOYEES

     At February 1, 1998, the Company had 562 full-time employees: 288 in manufacturing, 127 in pharmaceutical sales and marketing, 47 in finance and administration, 71 in quality assurance, and 29 in distribution. The Company believes that its relationship with its employees is good. The Company estimates that in connection with disposition of the Discontinued Operations, there will be a reduction of approximately 200 employees.

DISCONTINUED OPERATIONS

     The Company's Discontinued Operations involved the marketing and distribution of a full line of branded nutritional supplements (marketed under the Bronson Pharmaceutical and MD Pharmaceutical tradenames) and contract manufacturing. Prior to the restatement of its historical financial information to reflect Discontinued Operations, sales of nutritional supplements and contract manufacturing accounted for approximately 29% of the Company's total 1997 sales.

     The Bronson Pharmaceutical product line consists of over 260 branded vitamin, mineral and herbal extract formulations sold through catalogs and direct mailings to health care and nutritional professionals as well as mail order and retail customers. Products bearing the MD Pharmaceutical tradename are sold exclusively through military base retail outlets and consist of a broad line of branded nutritional supplements which compete with national brands. The Company manufactures nutritional supplements through its subsidiary, JMI-Phoenix, at its facilities in Tempe, Arizona which are being sold as part of the Discontinued Operations. In addition, certain nutritional supplement and contract manufacturing has been conducted at the Company's Canton facility.

ITEM 2. PROPERTIES

     The Company's distribution operations, including warehousing and shipping for the Company's branded products, are located in a 150,000 square foot facility on a 15 acre site in St. Louis, Missouri which was acquired by the Company in mid-1993. The 24,000 square feet of office space within the facility permit it to serve as corporate headquarters and to house the Company's administration, sales and marketing operations and certain laboratory and quality assurance operations. Liquid products, including Liqui-Char and the Derma-Scrub line, are also manufactured and packaged at this facility.

     The Company owns a facility at St. Petersburg, Florida, where its subsidiary, JMI-Daniels, manufactures and packages pharmaceuticals for the Company. The facility consists of six buildings containing a total of approximately 42,000 square feet providing manufacturing, laboratory, packaging, warehouse and administrative space.

     The Company manufactures thrombin products for the Company and Johnson & Johnson in a 40,000 square foot FDA-licensed sterile fill facility owned by the Company which is located on an eight acre site in Middleton, Wisconsin.

     The Company owns a 25,000 square foot facility at Canton, Ohio where its subsidiary, JMI Canton, warehouses, packages and distributes products.

ITEM 3. LEGAL PROCEEDINGS

     The Company is not presently involved in any litigation in which it believes an adverse outcome would materially adversely affect the Company's business, financial condition or results of operations. However, the Company has been involved in litigation and is subject to certain claims as set forth below.

     The Company, as successor to Abana, is a defendant in a number of lawsuits involving the manufacture and sale of dexfenfluramine, fenfluramine and phentermine (collectively, "Fen/Phen"). The plaintiffs in these cases claim injury as a result of ingesting a combination of these weight-loss drugs. Abana was, and the Company now is, a distributor of Obenix, its branded phentermine product; however, neither the Company nor Abana has at any time manufactured Obenix or other Fen/Phen combinations. These suits have been filed in various jurisdictions throughout the United States and in each of these suits, the Company or Abana is one of many defendants. The Company denies any liability incident to its distribution of Obenix and has tendered defense of these lawsuits to its insurance carriers for handling. The lawsuits are in their preliminary stages and it is too early to determine what, if any, liability the Company will have with respect to the claims set forth in these lawsuits. In the event that the Company's insurance coverage is inadequate to satisfy any resulting liability, the Company will have to resume defense of these lawsuits and be responsible for the damages, if any, that are awarded against it. Management of the Company does not believe that the outcome of these lawsuits will have a material adverse effect on the Company's business, financial condition and results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted during the fourth quarter of 1997 to a vote of security holders of the Company through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's common stock ("Common Stock") is traded on the Nasdaq National Market under the symbol "JMED". The following table sets forth the splits-adjusted quarterly high and low sales prices for the Common Stock reported by Nasdaq for the periods indicated:


                                                   High                       Low
                                                   ----                       ---
1996(1)

       First Quarter                           $ 30 1/3                      $ 10 3/8

       Second Quarter                            39 1/2                        25 2/3

       Third Quarter                             50 1/2                        21

       Fourth Quarter                            48 5/8                        32 1/2


1997

       First Quarter                             38                            23 5/8

       Second Quarter                            47 1/2                        24 1/2

       Third Quarter                             45 1/4                        26

       Fourth Quarter                            38 1/4                        26 3/4


       As of February 27, 1998, there were approximately 931 stockholders of record and a total of 28,696,348 shares of Common Stock outstanding.

       Approximately 20 million shares or 70.0% of the Company's outstanding Common Stock are held in depository accounts representing "street name" or similar nominee ownership. The Company believes that such shares are held for more than 15,000 non-record beneficial holders' accounts.

       During 1996 and 1997, cash dividends of $0.077 and $0.095 per share, respectively, were declared with respect to the Common Stock.

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

--------
(1) The quarterly high and low sale prices for the Common Stock in 1996 have been adjusted to reflect a three for two split of the Common Stock effective March 1, 1996, and a second three for two split of the Common Stock effective June 10, 1996.

ITEM 6. SELECTED FINANCIAL DATA

     The following table summarizes certain selected consolidated financial data of the Company which should be read in conjunction with the accompanying consolidated financial statements of the Company and the notes thereto and which has been restated to reflect Discontinued Operations. The financial data as of December 31, 1997, 1996, 1995 and 1994 and for the four years ended December 31, 1997 have been derived from the audited consolidated financial statements of the Company. The financial data as of December 31, 1993 and for the year then ended has been combined by the Company using the Company's audited historical financial statements and audited financial data concerning Galen. In the opinion of management of the Company, all adjustments necessary for a fair presentation of the restated results arising from the pooling of interest of the Company and Galen as a result of the Daniels Acquisition are reflected. In the following summary consolidated financial data, for 1995 and prior years, fiscal years of Galen ending September 30 have been combined with the Company's historical results for years ending December 31. Beginning in 1996, both the Company and Galen were combined using a December 31 fiscal year end. See Note 1 of Notes to Consolidated Financial Statements appearing elsewhere in this Report.

STATEMENT OF OPERATIONS DATA:
(In thousands of dollars except per share data)

                                                                       YEARS ENDED DECEMBER 31
                                                   -----------------------------------------------------------------------
                                                       1993             1994           1995            1996           1997
                                                       ----             ----           ----            ----           ----

Sales from continuing operations                   $ 36,121           $ 41,154        $ 39,937        $64,181       $88,781

Cost of sales                                        14,801             18,268          14,639         20,277        25,430
                                                   --------           --------        --------        -------       -------

Gross profit                                         21,320             22,886          25,298         43,904        63,351

Selling, general and administrative expenses         12,795             14,485          16,426         20,166        25,271

Non-recurring merger expense (1)                       --                 --              --            5,743          --
                                                   --------           --------        --------        -------       -------

Operating income from continuing operations           8,525              8,401           8,872         17,995        38,080

Other income (expense)                                  (80)              (486)           (484)         1,755         2,315
                                                   --------           --------        --------        -------       -------

Income before taxes from continuing
operations                                            8,445              7,915           8,388         19,750        40,395

Provision for taxes                                   3,210              3,008           3,074          8,232        15,351
                                                   --------           --------        --------        -------       -------

Income from continuing operations                     5,235              4,907           5,314         11,518        25,044

Income from discontinued operations                   2,349              2,613           7,075          6,621         6,926
                                                   --------           --------        --------        -------       -------

Net income                                         $  7,584(2)        $  7,520        $ 12,389        $18,139       $31,970
                                                   ==========         ========        ========        =======       =======


Earnings per share (3)

  Basic: From continuing operations                $   0.17           $   0.21        $   0.22        $  0.43       $  0.88

         From discontinued operations              $   0.07           $   0.11        $   0.30        $  0.24       $  0.24
                                                   --------           --------        --------        -------       -------

         Total                                     $   0.24           $   0.32        $   0.52        $  0.67       $  1.12
                                                   ========           ========        ========        =======       =======


  Diluted: From continuing operations              $   0.15           $   0.19        $   0.21        $  0.41       $  0.85


         From discontinued operations              $   0.07           $   0.10        $   0.29        $  0.24       $  0.24
                                                   --------           --------        --------        -------       -------

         Total                                     $   0.22           $   0.29        $   0.50        $  0.65       $  1.09
                                                   ========           ========        ========        =======       =======


  Cash dividends declared per share                  $0 .04           $  0.045        $   0.05        $ 0.077       $ 0.095
                                                   ========           ========        ========        =======       =======


----------------
Notes to Statement of Operations Data:

     (1) Reflects non-recurring expenses associated with the Daniels Acquisition which was treated as a "pooling of interests" for financial accounting and reporting purposes. In the absence of such charges, operating income from continuing operations and income from continuing operations for the 1996 year would have been $23.7 million and $15.8 million, respectively, and total diluted earnings per share would have been $0.80

     (2) Net income and earnings per share in 1993 do not reflect the cumulative effect of a change in accounting principle of $207,100.

     (3) Earnings per share amounts have been presented, and where appropriate, restated to conform to FASB Statement No. 128, "Earnings Per Share" which the Company adopted in 1997.



BALANCE SHEET DATA:
(IN THOUSANDS OF DOLLARS EXCEPT PER SHARE DATA)

                                             YEARS ENDED DECEMBER 31
                           -----------------------------------------------------------------
                             1993          1994          1995           1996          1997
                             ----          ----          ----           ----          ----


Total assets               $58,113       $63,342       $86,238       $177,233       $204,228

Current assets             $22,232       $26,385       $33,337       $ 80,551       $ 85,113

Current liabilities        $ 7,823       $ 7,952       $14,405       $ 10,032       $  6,580

Working capital            $14,409       $18,433       $18,932       $ 70,519       $ 78,533

Long-term debt             $ 5,400       $ 6,778       $11,420       $     -0-      $     -0-

Shareholders' equity       $40,832       $44,478       $55,939       $161,919       $191,726

Per share book value(*)    $  1.17       $  1.84       $  2.31       $   5.69       $   6.69

Current ratio                2.8:1         3.3:1         2.3:1          8.0:1         12.9:1


-----------------------
Note to Balance Sheet Data:

         (*) Per share book value is computed assuming conversion of preferred stock outstanding in 1995 and earlier years.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The Company's decision to dispose of its nutritional supplements product line and contract manufacturing operations requires a restatement of its historical financial information under applicable accounting principles and regulations to reflect such operations as 'discontinued operations' (See Introductory Note and Item 1 elsewhere in this report). As a result of the Company's restatement of its historical financial information, the comparative dollar values and percentage amounts used throughout Item 7 of this report reflect this restatement and relate solely to the Company's continuing pharmaceutical operations, unless otherwise indicated.

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

OVERVIEW

         Founded in 1981, the Company manufactures, markets and distributes specialty pharmaceutical products. The Company has achieved significant increases in sales and net income through acquisitions of pharmaceutical products and businesses to complement or expand the Company's business and to add selected manufacturing capacity to support certain product lines. At December 31, 1997, the Company had completed 16 such acquisitions of which five were completed in the preceding 28 months, including the acquisition of Cytomel and Triostat from SmithKline on June 27, 1997.

        In addition to the significant revenue growth derived from acquisition activity, the Company pursues internal growth initiatives to develop marketing opportunities with respect to the acquired product lines and businesses. Sales from continuing operations and income from continuing operations have increased from $36.1 million and $5.2 million in 1993, respectively, to $88.8 million and $25.0 million in 1997, respectively, representing four-year compounded annual growth rates of approximately 25.0% in sales from continuing operations and 48.0% in income from continuing operations.

        Sales from continuing operations are reported net of returns, rebates and discounts during the period in which product is shipped. Product rebates and discounts are incurred due to volume or other contractual allowances on certain sales under contracts with hospitals, buying groups and managed care organizations. As of December 31, 1996 and 1997, the Company maintained reserves of $1.9 million and $2.2 million, respectively, for unclaimed but anticipated rebates and discounts. Product returns, pursuant to operating policies with respect to unused pharmaceuticals, are less than 2% of gross annual sales. Return policies applicable to products acquired as a result of the Daniels Acquisition were revised effective December 31, 1996, to conform to other pharmaceuticals having lower rates of product return. Sales from continuing operations are reflected prior to royalties due on sales of certain pharmaceuticals arising from product line acquisitions. Such royalties are recorded as a selling expense. Royalty arrangements typically extend for a fixed period from the date of acquisition and do not require minimum payments to maintain ownership or any rights to products.

        During the year ending December 31, 1997, sales from continuing operations were $88.8 million comprised of $44.9 million of endocrine pharmaceuticals, $28.5 million of critical care pharmaceuticals, $7.9 million of veterinary pharmaceuticals and $7.5 million of other products. The increase in such sales has been influenced by acquisition activity as well as by enhanced marketing activity, customer demand and product availability. In
August 1995 the Company acquired domestic rights to the Brevital pharmaceutical line from Lilly for $14 million and a 10-year royalty of 5% on net sales of Brevital. Sales of Brevital represented approximately 11.0% of the Company's sales from continuing operations in 1996 and approximately 10% in 1997. In March 1996 the Company acquired domestic rights to the Tapazole pharmaceutical line from Lilly for $26 million and a 10-year royalty of 5% on net sales of Tapazole. Sales from continuing operations of Tapazole for periods after the 1996 acquisition represented approximately 19.0% of The Company's sales from continuing operations in 1996 and approximately 21.0% in 1997. Sales from Levoxyl, a key product acquired in connection with the Daniels Acquisition in 1996, represented approximately 22.0% of the Company's sales from continuing operations in 1996 and has increased to approximately 25.0% in 1997. In June 1997, the Company acquired domestic, Puerto Rican and Canadian rights to the Cytomel and Triostat pharmaceutical lines from SmithKline for $22.8 million. Although the Company is not obligated to pay SmithKline royalties on future sales of Cytomel and Triostat, the acquisition agreement does provide that in the event Triostat is approved by the FDA for any additional indications, the Company will be obligated to pay SmithKline a 10-year royalty of 10% on net incremental sales of Triostat resulting from such indications. Since their acquisition on June 27, 1997, combined sales from continuing operations of Cytomel and Triostat represented approximately 5.0% of such Company sales in 1997.

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

        In pursuing its acquisition strategy, the Company relies to a significant degree upon the availability of product lines subject to divestiture or sale by other manufacturers. There can be no assurance that the Company will be able to acquire rights to additional products on acceptable terms, if at all, and the failure to do so could have a material adverse effect upon the Company's rate of growth and on its business and financial conditions and results of operations. The success of the Company's efforts in managing its existing business is subject to a number of risks and uncertainties. Factors which may affect the Company include its dependence upon a limited number of key pharmaceuticals, the Company's ability to integrate new product acquisitions and to adapt and expand its marketing capabilities to the needs of such products, and its reliance upon third-party manufacturers to produce certain key products. The Company's operations and growth will also be influenced by regulatory and governmental policies and by competitive forces within the pharmaceutical industry. In particular,the FDA announced in an August 14, 1997, Federal Register Notice that orally administered drug products containing levothyroxine sodium are now classified as new drugs. Manufacturers who wish to continue to market these products must submit NDA's. After August 14, 2000, any levothyroxine sodium product marketed without an approved NDA will be subject to regulatory action. Levoxyl, since it was marketed prior to the date of this notice will continue to be eligible for marketing until August 14, 2000. The FDA is allowing the Company and other current manufacturers three
(3) years to obtain approved NDA's. The Company plans to dedicate significant resources to this NDA process during 1998 and 1999 and expects to incur costs in excess of $2 million to secure an approved NDA for Levoxyl.

RESULTS OF OPERATIONS

        The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements contained elsewhere in this report. The following table sets forth certain data as a percentage of net sales from continuing operations for the periods indicated.

             PERCENTAGE OF SALES                                  Year Ended December 31,
                                                            ---------------------------------
                                                             1995          1996         1997
                                                             ----          ----         ----

Sales from continuing operations                            100.0%        100.0%        100.0%

Cost of sales                                                36.7          31.6          28.6
                                                            -----         -----         -----

Gross profit                                                 63.3          68.4          71.4

Selling, general & administrative expenses                   41.1          31.4          28.5

Non-recurring merger expense                                 --             9.0*         --
                                                            -----         -----         -----

Operating income from continuing operations                  22.2          28.0          42.9

Other income (expenses)

     Interest income                                          0.7           3.7           2.9

     Interest expense                                        (1.6)         (0.9)         (0.3)

     Other miscellaneous income (expenses)                   (0.3)         --            --
                                                            -----         -----         -----

Income from continuing operations (before income tax)        21.0          30.8          45.5

Provision for income taxes                                    7.7          12.8          17.3
                                                            -----         -----         -----

Income from continuing operations                            13.3          18.0          28.2

Income from discontinued operations                          17.7          10.3           7.8
                                                            -----         -----         -----

Net income                                                   31.0%         28.3%         36.0%
                                                            =====         =====         =====

---------------------

* Transaction costs and other non-recurring expenses arising in connection with the Daniels Acquisition and charged against operating income in accordance with "pooling of interests" accounting treatment. In the absence of such charges, operating income from continuing operations would have been 37.0% of net sales and income from continuing operations (before income tax) would have increased to 39.7%.

Sales From Continuing Operations

     Sales from continuing operations for the year ended December 31, 1997, increased 38.3% to $88.8 million from $64.2 million for the year ended December 31, 1996, following an increase in 1996 of 60.7% to $64.2 million from sales from continuing operations of $39.9 million for the year ended December 31, 1995. In both 1996 and 1997 the Company's increases in sales from continuing operations were the result of the acquisition of Brevital (August 1995), the acquisition of Tapazole (March 1996), the acquisition of Triostat and Cytomel (June 1997) and internal sales growth in both unit and dollar growth in the Company's primary products.

     Specifically, sales from continuing operations grew due to both unit and dollar sales growth of Thrombin-JMI, Levoxyl and Brevital, as well as a full twelve months of Tapazole sales (versus nine months in 1996) and six months of sales of Cytomel and Triostat.

     Sales from continuing operations in 1996 grew due to both unit and dollar sales growth of Thrombin-JMI and Levoxyl, as well as the inclusion of four additional months of Brevital sales in 1996, and the acquisition of Tapazole in March 1996.

Gross Profit

     Gross profit during 1997 increased 44.3% or $19.4 million to $63.4 million from $43.9 million in 1996. As a percentage of sales from continuing operations, margins increased to 71.4% in 1997 from 68.4% in 1996 due to the continued sales growth of the Company's higher margin products.

     Gross profit during 1996 increased 73.5% or $18.6 million to $43.9 million from $25.3 million in 1995. As a percentage of sales from continuing operations, margins grew to 68.4% in 1996 from 63.3% in 1995 as a result of greater manufacturing efficiencies and sales increases in the higher margin products.

Selling, General and Administrative Expenses

     Selling expenses increased 39.2% or approximately $4.0 million to $14.4 million in 1997 from $10.4 million in 1996 due to increased royalties related to sales of Brevital and Tapazole in 1997, the addition of 55 endocrine field sales personnel in December, 1996, increased administrative fees to hospital buying groups resulting from sales increases in Thrombin-JMI and Levoxyl and increased sampling of products to physician prescribers. As a result of the addition of the sales and marketing staff and the planned increase in sampling of products to physician prescribers in 1997, it was expected that selling expenses would increase significantly in 1997; however, as a percentage of sales from continuing operations, the Company was able to hold selling expenses relatively flat at 16.2% of sales from continuing operations in 1997 versus 16.1% of sales from continuing operations in 1996.

     Selling expenses increased 26.0% or $2.2 million to $10.4 million in 1996 from $8.2 million in 1995 due to increased royalties, administrative fees and the increase in the endocrine sales staff from 10 persons in 1995 to 20 persons in 1996. As a percentage of sales from continuing operations, these expenses decreased to 16.1% in 1996 from 20.6% in 1995.

     General and administrative expenses remained relatively flat in 1997 at $7.5 million compared to $7.4 million in 1996 and as a percentage of sales from continuing operations, declined from 11.5% in 1996 to 8.4% in 1997.

     General and administrative expenses in 1996 increased 6.6% or $455,000 to $7.4 million from $6.9 million in 1995 primarily as a result of higher salaries and overhead, but declined as a percentage of sales from continuing operations to 11.5% in 1996 from 17.4% in 1995.

     There were no research and development expenses in 1997 as compared to $410,000 in 1996 due to the reduction of new product development at the Company's wholly-owned subsidiary, JMI-Daniels.

     Research and development expenses declined 9.3% in 1996 to $410,000 from $452,000 in 1995 primarily due to the reduction of ongoing expenses by GenTrac related to development efforts for pre-mixed liquid thrombin formulations.

     Amortization expenses associated with intangible assets and included in selling, general and administrative expenses increased 66.9% to $3.4 million in 1997 from $2.0 million in 1996 due to a full year of amortization expense associated with the Tapazole product line acquired in March 1996, the Abana Acquisition on December 31, 1996 and a half-year of amortization expense associated with the acquisition of Cytomel and Triostat in June 1997. As a percentage of sales from continuing operations, amortization expense increased from 3.1% in 1996 to 3.8% in 1997.

     Amortization expenses increased 144.1% to $2.0 million in 1996 from $0.8 million in 1995 due to the acquisition of the Tapazole product line in March 1996 and a full year of amortization expense associated with the Brevital product line acquired in August 1995. As a percentage of sales from continuing operations, these expenses increased from 2.1% in 1995 to 3.1% in 1996.

     A one time acquisition charge of $5.7 million was taken in 1996 in conjunction with certain costs and expenses associated with the Daniels Acquisition which was treated as a 'pooling of interests' transaction. Approximately $3.5 million of such charges related to compensation items directly or indirectly related to the change of control of Daniels, including certain costs paid by shareholders, and $1.8 million to financial advisory services incurred by Daniels. The remaining charges related primarily to transaction expenses including the fees and expenses of counsel and accountants for both Daniels (and its parent, Galen) and the Company.

Operating Income From Continuing Operations

     Operating income from continuing operations during 1997 increased 111.6% or $20.1 million to $38.1 million from $18.0 million in 1996, and increased as a percentage of sales from continuing operations to 42.9% in 1997 from 28.0% in 1996, as the result of higher overall gross profits and marginal increases in operating expenses.

     Operating income from continuing operations during 1996 increased 102.8% or $9.1 million to $18.0 million from $8.9 million in 1995 and increased as a percentage of sales from continuing operations to 28.0% in 1996 from 22.2% in 1995 as a result of a greater increase in gross profits offset partially by an increase in operating expenses.

Other Income (Expense)

     Interest income from investing activities increased to $2.6 million in 1997 from $2.3 million in 1996 as a result of higher cash balances. Interest expense of $238,000 in 1997 was down from interest expense of $553,000 in 1996 due to the final payment in the third quarter of 1997 under the borrowings related to the acquisition of the Brevital product line. At December 31, 1997, the Company had no outstanding debt.

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

Income Taxes

     The provision for income taxes in 1997 decreased to 38.0% of pre-tax income compared to 41.7% of pre-tax income in 1996, due to certain non-recurring merger expenses associated with the Daniels Acquisition in 1996 that were not tax deductible.

     The provision for income taxes increased to 41.7% of pre-tax income in 1996 compared to 36.6% in 1995 due to the non-recurring merger expenses associated with the Daniels Acquisition discussed above.

Income From Continuing Operations

     Income from continuing operations increased 117.4% or $13.5 million to $25.0 million in 1997 from $11.5 million in 1996, and increased as a percentage of sales from continuing operations to 28.2% in 1997 from 18.0% in 1996.

     In 1996, income from continuing operations increased 116.7% or $6.2 million over 1995. As a percentage of sales from continuing operations, income from continuing operations increased to 18.0% in 1996 from 13.3% in 1995.

Income From Discontinued Operations

     Income from discontinued operations, net of taxes, remained relatively unchanged at $7.1 million in 1995, $6.6 million in 1996 and $6.9 million in 1997. As a percentage of sales from continuing operations, income from discontinued operations decreased from 17.7% of sales from continuing operations in 1995 to 10.3% in 1996 and 7.8% in 1997. The decline in significance of the Discontinued Operations results from the Company's strategy to increase, both through acquisitions and internal growth, the sales of higher-margin products and to focus on its proprietary pharmaceutical operations.

Net Income

     Net income increased 76.3% or $13.8 million to $32.0 million in 1997 from $18.1 million in 1996, and increased as a percentage of sales from continuing operations to 36.0% in 1997 from 28.3% in 1996.

     Net income increased 46.4% or $5.7 million to $18.1 million in 1996 from $12.4 million in 1995, and decreased as a percentage of sales from continuing operations to 28.3% in 1996 from 31.0% in 1995.

Fourth Quarter - 1996 to 1997

     Sales from continuing operations during the fourth quarter of 1997 increased $8.1 million, or 45.0%, to $26.0 million from $17.9 million during the fourth quarter of 1996. Income from continuing operations during the fourth quarter of 1997 increased $2.4 million, or 46.4%, to $7.6 million from $5.2 million in the fourth quarter of 1996. Net income during the fourth quarter of 1997 increased $2.6 million, or 38.2%, to $9.4 million from $6.8 million during the fourth quarter of 1996. Diluted earnings per share from continuing operations were $.26 in the fourth quarter of 1997 compared to $.18 per share in the fourth quarter of 1996. Total diluted earnings per share during the fourth quarter of 1997 were $.32, with 29.3 million average shares outstanding, compared to $.24 per share, with 28.6 million average shares outstanding, during the fourth quarter of 1996. The 1997 increases resulted from improved operations throughout 1997, increased sales of higher margin products, the addition of an endocrine sales force in December 1996, and the acquisition of Cytomel and Triostat on June 27, 1997.

FINANCIAL CONDITION

Balance Sheet Information

     The Company's current ratio increased to 12.9:1 as of December 31, 1997 from 8.0:1 as of December 31, 1996, working capital increased to $78.5 million as of December 31, 1997 from $70.5 million as of December 31, 1996, and financing debt as a percentage of equity was eliminated as of December 31, 1997 versus 1.8% as of December 31, 1996 due to the final payment in the third quarter of 1997 under the borrowings related to the acquisition of the Brevital product line.

Liquidity and Capital Resources

     Since inception the Company has financed its operations primarily through cash flow from operations, public and private sales of equity securities and borrowings under revolving credit facilities. At December 31, 1997 and 1996, the Company had cash and cash equivalents of $49.9 million and $52.2 million, respectively. The net cash generated from operating activities of $31.7 million in 1997 was used to fund the acquisition of Cytomel and Triostat for $22.8 million, capital improvements of $5.5 million, repayment of the remaining outstanding long-term debt of $3.0 million and payment of dividends to common stockholders of $3.3 million. The Company believes that available resources and anticipated cash flows from operations are adequate to meet currently anticipated operating needs and, together with the net proceeds to be derived from Discontinued Operations, to fund future acquisitions. While the Company does not maintain current lines of credit, it believes it has sufficient borrowing capacity in the event that acquisition opportunities cannot be funded from existing resources.

     Total assets increased $27.0 million to $204.2 million at December 31, 1997 from $177.2 million at December 31, 1996, and total liabilities decreased $2.8 million to $12.5 million at December 31, 1997 from $15.3 million at December 31, 1996. Intangible assets, principally licenses, trademarks and goodwill associated with acquired products, increased $19.5 million, net of amortization charges during the year, to $89.3 million at December 31, 1997, due to the acquisition of Cytomel and Triostat in June 1997. Intangible assets as a percent of shareholders' equity increased slightly from 43.1% at December 31, 1996 to 46.6% at December 31, 1997.

     Inventories increased $2.6 million to $15.4 million at December 31, 1997, from $12.8 million at December 31, 1996. This 20.4% inventory increase in 1997 compares favorably with the 25% sales growth in 1997 prior to the restatement for Discontinued Operations. Accounts receivable increased to $16.7 million at December 31, 1997 from $11.3 million at December 31, 1996, primarily due to a 45.0% increase in fourth quarter sales from continuing operations in 1997. In days outstanding, accounts receivable increased to 41 days at December 31, 1997 from 39 days at December 31, 1996. Net property plant and equipment increased by $3.4 million to $ 27.5 million at December 31, 1997, from $24.2 million at December 31, 1996, primarily due to the continued expansion of the Company's GenTrac and JMI-Daniels manufacturing facilities during 1997.

     The Company has experienced only moderate raw material and labor price increases in recent years. While the Company has passed some price increases along to customers, the Company has primarily benefited from rapid sales growth, negating most inflationary pressures. The Company's manufacturing operations are not capital intensive and, as such, the impact of inflation on the property, plant and equipment and associated depreciation expense of the Company has been minimal.

RECENT ACCOUNTING PRONOUNCEMENTS

     During 1997 the Company adopted FASB Statement No. 128, "Earnings Per Share." The adoption of this Statement did not have a material effect on the Company's consolidated financial statements or results of operations. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement's requirements.

RISKS AND UNCERTAINTIES

     The future results of operations, both annually and from quarter-to-quarter, are subject to a variety of factors applicable to the Company and to the industries and markets in which it operates. In addition to factors discussed above and elsewhere in this report, the following should be considered.

     Dependence upon Key Products. The Company's continued growth in revenues and earnings is primarily attributable to its acquisitions of a limited number of key products with higher gross margins. During 1997, sales of Tapazole, Levoxyl, Brevital and Thrombin-JMI represented, in the aggregate, approximately 78.0% of total sales. Any factor adversely affecting either the availability of, or the market for, any of such products would have a material adverse effect upon the Company's business, financial condition and results of operations.

     Product Pricing Constraints and Adjustments. In addition to other competitive factors, the ability of the Company to maintain or increase profit margins for products depends in part on the availability of adequate reimbursement to the Company's customers and patients from third-party health care payors, such as governments, private insurers and managed care organizations. Policies adopted by third-party payors influence the pricing of medical services and products. There can be no assurance that reimbursement will be available for the Company's products or that such third-party reimbursement will be adequate. Moreover, under contracts with hospitals and buying groups applicable to the sale of many of the Company's products, final sales prices to distributors may be subject to retroactive adjustment based upon volume or other contractual discounts provided by the Company. While the Company believes that it has adequate reserves to cover such adjustments, there can be no assurance that the Company will not experience price adjustments in the future that significantly exceed such reserves.

     Regulation and Product Risks. The manufacturing, processing, formulation, packaging, labeling, advertising and sampling of the Company's products are subject to extensive regulations by various federal and state agencies, including the FDA, the FTC, the DEA, the CPSC, the Department of Agriculture, and the EPA. In addition to other costs of compliance with such regulations, the Company is subject to possible risks arising from changes in such regulations or based upon alleged violations of regulations. Such risks could render products unavailable or unmarketable or result in product recalls. Any such development could materially and adversely affect the Company's reputation, business, financial condition and results of operations. In particular, the FDA announced in an August 14, 1997, Federal Register Notice that orally administered drug products containing levothyroxine sodium are now classified as new drugs. Manufacturers who wish to continue to market these products must submit NDA's. After August 14, 2000, any levothyroxine sodium product marketed without an approved NDA will be subject to regulatory action. Levoxyl, since it was marketed prior to the date of this notice will continue to be eligible for marketing until August 14, 2000. The FDA is allowing the Company and other current manufacturers three (3) years to obtain approved NDA's. The Company plans to dedicate significant resources to this NDA process during 1998 and 1999 and expects to incur costs in excess of $2 million to secure an approved NDA for Levoxyl.

     In addition to government regulation, the Company faces an inherent risk of exposure to product liability claims in the event use of a product is alleged to have resulted in adverse effects for a patient or consumer. Such risk exists even with respect to those products which are manufactured in regulated facilities or otherwise possess regulatory approval for commercial sale. While the Company has taken, and continues to take, what it believes are appropriate precautions, there can be no assurance that it will avoid significant product liability exposure. The Company currently has product liability insurance in the amount of $20 million per claim and $20 million in the aggregate and excess coverage of $5 million through an "umbrella" policy; however, there can be no assurance that such insurance would be sufficient to cover potential claims or that such insurance coverage will be available in the future on commercially reasonable terms, if at all. Specifically, in the event that the Company's insurance coverage is inadequate to satisfy any resulting liability arising from current litigation involving claims related to dexfenfluramine, fenfluramine and phentermine in which the Company has been named as a defendant, then the Company will have to resume defense of such lawsuits and be responsible for the damages (See "Legal Proceedings"). Accordingly, a product liability claim could materially and adversely affect the Company's business, financial condition and results of operations.

     Reliance on Third-Party Manufacturers. The Company has historically relied on third party manufacturers to produce many of its products and currently relies upon third party manufacturers for production of Brevital, Tapazole, Triostat and Cytomel, each of which is a key pharmaceutical. Although such products are subject to manufacturing arrangements with reliable and substantial entities, alternative sources are not readily available and there can be no assurance that the Company will be able to obtain adequate supplies of such products in a timely fashion, or at all. Disruption in the available supply of Brevital, Tapazole, Triostat or Cytomel or the inability of the Company to obtain sources of supply upon the expiration of current manufacturing arrangements would be materially adverse to the business, financial condition and results of operations of the Company.

     Competition. Many of the Company's competitors have considerably greater financial, sales, marketing and technical resources than those of the Company. In addition, many of the Company's present competitors have extensive research and development capabilities that may allow such competitors to develop new or improved products that may compete with the Company's products. Technological advances affecting the cost of production as well as marketing or pricing action by one or more of the competitors could also materially and adversely affect the Company's business, financial condition and results of operations.

COMPLIANCE WITH YEAR 2000

     Historically, certain computer programs have been written using two digits rather than four to define the applicable year, which could result in such programs and/or a computer running such programs recognizing a date using "00" as the year 1900 rather than the year 2000. This, in turn, could result in major system failures or miscalculations, and is generally referred to as the "Year 2000" problem.

     The Company is currently in the process of upgrading and replacing its information technology systems in the normal course of its business. In connection with the upgrades and replacement systems, the new functionality will be compliant, in all material respects, with Year 2000 requirements. Accordingly, the Company does not expect the Year 2000 requirements to result in significant additional costs or to have a materially adverse effect on the Company's business, financial condition and results of operations; however, there can be no assurances that this will be the case. In addition, the ability of third parties with whom the Company transacts business adequately to address their Year 2000 issues is outside the Company's control. There can be no assurance that the failure of any third parties adequately to address their respective Year 2000 issues will not have a material adverse effect of the Company's business, financial condition and results of operations.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is a non-bank and non-thrift institution with a market capitalization of less than $2.5 billion on January 28, 1997 and, therefore, is not currently required to provide disclosure pursuant to Item 7A of this report on Form 10-K.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

     Reference is made to the Financial Statements contained in Part IV hereof and to the Index to Consolidated Financial Statements on page 35.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no disagreements with the Company's auditors, Ernst & Young LLP, on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

                                    PART III

ITEM 10. DIRECTORS AND OFFICERS OF THE REGISTRANT

DIRECTORS AND OFFICERS

     The following table sets forth certain information as of March 1, 1998 with respect to the directors and executive officers of the Company.

     Name                         Age              Position
     ----                         ---              --------

Dennis M. Jones                   59          Chairman of the Board, President and Chief Executive Officer

Judith A. Jones(1)                57          Executive Vice President, Secretary, Treasurer and Director

Michael T. Bramblett              55          Executive Vice President and Director

G. Andrew Franz                   45          Senior Vice President-Operations-Pharmaceuticals and Director

David A. McLaughlin               50          Senior Vice President-Operations-Nutritionals and Director

Tina A. Kaufman                   38          Senior Vice President-Finance

Thomas G. Lewandowski             51          Senior Vice President-Sales

Edward A. Chod(2)                 44          Director

Stanley L. Lopata(1)(2)           83          Director

Thomas F. Patton(1)(2)            49          Director

L. John Polite, Jr.               76          Director

-----------------------------------------------------


(1)      Member of the Audit Committee of the Board of Directors.

(2)      Member of the Compensation Committee of the Board of Directors.

         Dennis M. Jones and Judith A. Jones are husband and wife. G. Andrew Franz is the son-in-law of Dennis M. and Judith A. Jones.

         Dennis M. Jones, the founder of the Company, has been the Company's Chairman of the Board, President and Chief Executive Officer since its inception in March 1981. Mr. Jones has been involved primarily in the pharmaceutical industry since 1964 in various marketing, management and administrative positions.

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

         G. Andrew Franz, a Director of the Company since 1994, became Senior Vice President-Operations-Pharmaceuticals for the Company in February 1994. He has served as the Vice President-Operations of JMI-Canton since the facility was acquired by JMI-Canton from Bowman Pharmaceuticals, Inc. in March 1984.

         David A. McLaughlin, a Director of the Company since 1994, became Senior Vice President-Operations-Nutritionals in February 1994. Mr. McLaughlin has served in various management and executive capacities with the Company since 1986.

         Tina A. Kaufman joined the Company in June 1997 as Senior Vice President-Finance. Prior to joining the Company, Ms. Kaufman was a partner at Ernst & Young LLP which has served as the Company's independent auditors since December, 1995. Ms. Kaufman was a member of Ernst & Young's audit team that has served the Company for the last 12 years.

         Thomas G. Lewandowski became Senior Vice President-Sales for the Company in May 1997. Mr. Lewandowski served as Western Regional Sales Manager for Daniels Pharmaceuticals, Inc. from 1989 until that company merged with the Company in 1996. Prior to joining Daniels, Mr. Lewandowski spent 17 years with Pennwalt Corporation holding various management positions in both the hospital and prescription products divisions.

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

         Thomas F. Patton, Ph.D., a Director since 1995, is President of the St. Louis College of Pharmacy and has served in that capacity since June 1994. From April 1993 until January 1994 and from January 1994 until May 1994, Dr. Patton served as Executive Director of Pharmaceutical Research and Development and as Vice President of Pharmaceutical Research and Development, respectively, at Dupont-Merck Pharmaceutical Co., a pharmaceutical company. Dr. Patton also serves as a director of D&K Healthcare Resources, Inc., a drug wholesaler.

         L. John Polite, Jr., a Director since 1989, is Chairman of Peridot (New Jersey) Chemicals, Inc., and has served in that capacity since December 1989. He was the Chairman of the Board, President and Chief Executive Officer of Essex Chemical Corporation ("Essex") from April 1978 to October 1988. Mr. Polite also serves as a director of Rotonics Manufacturing, Inc., a manufacturer of plastic containers for commercial, pharmaceutical, refuse, marine, health care and residential applications.

         Directors of the Company are elected by the Company's stockholders and hold office until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier resignation or removal. All executive officers are appointed by and serve at the discretion of the Board of Directors.

         No employee who is a director receives a director's fee for services rendered as a director. However, each non-employee director receives reimbursement for any expenses incurred in his capacity as a director of the Company and $4,000 per meeting of the Board of Directors attended by such non-employee director, subject to a minimum (as of December 31, 1997) of $10,000 per year. In addition, non-employee directors who are members of the Company's compensation committee receive $500 per meeting of the compensation committee attended by such non-employee directors. Finally, the present non-employee directors of the Company have been granted stock options pursuant to the Company's 1994 Formula Stock Option Plan for Non-Management Directors, as set forth in the table below:


                                Date of       No. of Options           Per Share              Initial             Expiration
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

Stanley L. Lopata               6/1/94            11,250                 $4.67                6/1/94                6/1/99

L. John Polite, Jr.             6/1/94            11,250                 $4.67                6/1/94                6/1/99

Edward A. Chod                  6/1/94            11,250                 $4.67                5/1/95                5/1/00

Thomas F. Patton                6/1/95            11,250                 $4.45                5/1/96                5/1/01

ITEM 11.   EXECUTIVE COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS

         Summary Compensation Table. The table below sets forth all compensation received in each of the three fiscal years ended December 31, 1997, 1996 and 1995 for services rendered in all capacities to the Company and its subsidiaries by the Chief Executive Officer and the other four (4) highest-compensated Executive Officers of the Company during the fiscal year ended December 31, 1997 (the "Named Executives").

                           SUMMARY COMPENSATION TABLE

                                                     Annual Compensation                              Long-Term
                                                                                                     Compensation
                                                                                                       Awards
                                                                                                     Securities
Name and Principal Position     Year         Salary            Bonus           Other Annual          Underlying          All Other
---------------------------     ----         ------            -----           ------------          ----------          ---------
                                                                             Compensation (1)         Options           Compensation
                                                                             ----------------         --------          ------------

Dennis M. Jones, Chairman       1997      $400,000               0                  0                    0               $29,864(2)
of the Board, Director and
President and Chief
Executive Officer
                                1996      $360,000        $100,000                  0                 540,000            $17,599(2)

                                1995      $300,000         $75,000                  0                    0               $14,357(2)
------------------------------------------------------------------------------------------------------------------------------------
Judith A. Jones, Director,      1997      $220,000         $30,000                  0                    0               $ 9,500(3)
Executive Vice President,
Secretary and Treasurer
                                1996      $180,000         $50,000                  0                 135,000            $ 7,518(3)

                                1995      $150,000         $35,000                  0                    0               $ 5,644(3)
------------------------------------------------------------------------------------------------------------------------------------
Michael T. Bramblett,           1997      $220,000         $30,000                  0                    0               $ 9,500(4)
Director and Executive Vice
President
                                1996      $180,000         $50,000                  0                 63,000             $ 7,500(4)

                                1995      $150,000         $35,000                  0                    0               $ 6,771(4)
------------------------------------------------------------------------------------------------------------------------------------
G. Andrew  Franz, Director      1997      $175,000         $25,000                  0                    0               $ 9,500(4)
and Senior Vice President -
Operations -
Pharmaceuticals
                                1996      $144,000         $40,000                  0                    0               $ 7,500(4)

                                1995      $120,000         $20,000                  0                    0               $ 5,125(4)
------------------------------------------------------------------------------------------------------------------------------------
David A. McLaughlin,            1997      $175,000         $25,000                  0                    0               $ 9,500(4)
Director and Senior Vice
President - Operations -
Nutritionals
                                1996      $144,000         $40,000                  0                    0               $ 7,500(4)

                                1995      $120,000         $20,000                  0                    0               $ 5,125(4)




(1) No Named Executive received Other Annual Compensation which is required to be reported in this column.

(2) Consists of a Company contribution to a 401(k) plan ($9,500 in 1997, $7,500 in 1996 and $6,196 in 1995) and the dollar value of premiums paid by the Company for a split-dollar life insurance policy on Mr. Jones, of which $20,184, $10,099 and $8,161 constituted his entire economic benefit in the years 1997, 1996 and 1995, respectively.

(3) Consists of a Company contribution to a 401(k) plan ($9,500 in 1997, $4,375 in 1996 and $2,696 in 1995) and the dollar value of premiums paid by the Company for a split-dollar life insurance policy on Mrs. Jones, of which $3,143 and $2,948 constituted her entire economic benefit in the years 1996 and 1995, respectively.

(4)      Consists of a Company contribution to a 401(k) plan.

STOCK OPTIONS AND INCENTIVE AWARDS

         Shareholders of the Company have approved the adoption of stock option and incentive stock plans which are administered by the Compensation Committee of the Board of Directors of the Company. At December 31, 1997, the Company had outstanding stock options for an aggregate of 1,498,676 shares of Common Stock at a weighted average price of $15.82 per share held by 192 employees (including the options held by the Named Executives as described below) and the four (4) non-management directors. The Company's stock option plans permit "exchange exercises" in which an optionee is permitted to pay the exercise price of vested options by surrendering previously owned shares of the Company's Common Stock having a market value equal to the exercise price of the option being exercised.

         Option/SAR Grants. Although permitted under certain of the stock option and incentive stock plans, the Company did not issue or have outstanding in 1997 stock appreciation rights ("SARs") or restricted share grants to any Named Executive. In addition, the Company did not grant stock options to the Named Executives during 1997.

         Aggregate Option Exercises during 1997 and Year End Option Values. The following table provides information with respect to the stock options exercised during the fiscal year ended December 31, 1997 and the value as of December 31, 1997 of unexercised in-the-money options held by the Named Executives. The value realized on the exercise of options is calculated using the difference between the option exercise price and the fair market value of the Company's stock on the date of the exercise. The value of unexercised in-the-money options at fiscal year end is calculated using the difference between the option exercise price and the fair market value of the Company's stock at fiscal year end, December 31, 1997.

                                                                                                       Value of
                                                                     Number of                    Unexercised In-the-
                              Shares                            Unexercised Options                Money Options at
                             Acquired         Value             at December 31, 1997               December 31, 1997
                           on Exercise       Realized                   (#)                               ($)
         Name                  (#)              ($)          Exercisable/Unexercisable         Exercisable/Unexercisable
        ------                -----            -----         -------------------------         -------------------------

Dennis M. Jones                 0               $0               108,000/432,000               $2,978,640/$11,914,560

Judith A. Jones                 0               $0                27,000/108,000                 $744,660/$2,978,640

Michael T. Bramblett         112,500        $3,398,400              9,000/54,000                 $248,220/$1,489,320

G. Andrew Franz               11,250         $387,563              11,250/22,500                  $390,375/$780,750

David A. McLaughlin             0               $0                 11,250/22,500                  $390,375/$780,750


         JMI's Employee Profit-Sharing and 401(k) Plan. The Company maintains an Employee Profit-Sharing and 401(k) Plan (the "401(k) Plan") which was originally adopted as of January 1, 1987. The 401(k) Plan provides employees with a convenient way to save on a regular and long-term basis and encourages employees to make and continue careers with the Company.

         To become eligible to participate in the 401(k) Plan, an employee must have completed six months of service and have reached his or her eighteenth birthday ("Eligible Employee"). Pursuant to the 401(k) Plan, an Eligible Employee who participates ("Participant") may direct that a portion of his or her compensation be contributed to the 401(k) Plan ("Elective Contributions"). Elective Contributions are treated as salary deferrals for federal income tax purposes and under current federal tax law may not exceed $10,000 per year. The amount of a Participant's Elective Contribution may also be limited under the Employee Retirement Income Security Act in the case of highly-compensated individuals, including the Named Executives. Participants are not allowed to make any voluntary contributions to the 401(k) Plan, other than their Elective Contributions.

         Each year the Company may make contributions to match all or a portion of Participants' Elective Contributions. For 1997, the matching contribution was raised by the Company to six percent of Participants' compensation. In each of 1995 and 1996, the Company set the matching contribution at five percent of Participants' compensation. In addition to matching contributions, the Company may make a discretionary contribution which is allocated among Participants' Accounts in proportion to compensation. No discretionary contributions have been made in the last three years. The Company's matching and discretionary contributions are collectively called "Company Contributions".

         A Participant's Account under the 401(k) Plan consists of the Participant's Elective Contributions, the Company Contributions allocated to the Participant and the earnings or investment performance arising from investment of such funds. Generally a participant may not make withdrawals from his 401(k) Plan Account prior to age 59 1/2, retirement, termination of employment, or other conditions specified in the 401(k) Plan without incurring tax penalties, although the Plan permits a Participant to borrow up to 50% of his Elective Contributions in certain hardship circumstances as provided in the Plan. Elective Contributions are always 100% vested, however, Company Contributions are subject to a vesting schedule described below.

          Years of Service                            Vested Percentage
          ----------------                            -----------------
               2 ...............................................20%
               3................................................40%
               4................................................60%
               5................................................80%
               6...............................................100%

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

         As of January 1, 1998, the Company had approximately 397 Eligible Employees, including the Named Executives (Dennis M. Jones, Judith A. Jones, Michael T. Bramblett, G. Andrew Franz and David A. McLaughlin). During 1997, the Company made matching contributions to the 401(k) Plan aggregating $47,500 to the accounts of the Named Executives and total matching contributions of $613,684 to all Participants' Accounts.

         Participants in the 401(k) Plan may direct investment of amounts allocated to their respective accounts among various investment funds selected by the Plan Administrator. Prior to January 1, 1997, investment of funds in the 401(k) was directed by the Trustees of the 401(k) Plan and a portion of Company Contributions was, from time to time, invested in shares of the Common Stock of the Company. The investment funds currently available under the 401(k) Plan do not include a fund for investment in the Company's Common Stock for either Elective Contributions or Company Contributions.

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

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information regarding the record and beneficial ownership of the Common Stock of the Company on the indicated date by: (i) each director or nominee for director and the Named Executives (as such term is defined below in "Executive Compensation -- Summary Compensation Table") of the Company; and (ii) all directors or nominees for director and executive officers of the Company as a group:


                  BENEFICIAL OWNERSHIP AS OF FEBRUARY 27, 1998

           Name and Address of                                                                 Percentage of Shares
           Beneficial Owner (1)                    Shares Beneficially Owned (2)              Beneficially Owned (3)
           --------------------                    -----------------------------              ----------------------

Dennis M. Jones                                            3,699,900 (4)(5)                         12.8%
Chairman of the Board of Directors
   and President

Judith A. Jones                                            1,074,937 (6)                            3.7%
Executive Vice President, Secretary,
   Treasurer and Director

Michael T. Bramblett                                         164,700(7)(8)                          0.6%
Executive Vice President and Director

G. Andrew Franz                                              411,277(9)(10)                         1.4%
Senior Vice President-Operations-
   Pharmaceuticals and Director

David A. McLaughlin                                          123,750                                  *
Senior Vice President-Operations-
   Nutritionals and Director

Stanley Lopata                                               176,500(11)                            0.6%
Director
900 South Hanley Road
St. Louis, Missouri 63105

L. John Polite, Jr.                                           37,000(12)                              *
Director
211 Oldwoods Road
Franklin Lakes, New Jersey 07417

Edward A. Chod                                                27,625(13)                              *
Director
10 South Broadway, Suite 2000
St. Louis, Missouri 63102

Thomas F. Patton, Ph.D.                                        6,750(14)                              *
Director

All Directors and Executive Officers                       5,730,948(15)                           19.7%
   as a Group
(consisting of eleven persons)


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

(2) Includes shares deemed owned as a result of purchase options which are presently or will become exercisable on or prior to June 1, 1998.

(3) The number of shares of Common Stock deemed outstanding as of February 27, 1998 includes: (i) 28,696,348 shares of Common Stock outstanding as of such date, and (ii) shares of Common Stock issuable pursuant to options held by the directors and executive officers that are currently exercisable or will become exercisable on or before June 1, 1998, by the person or group in question.

(4) Includes 216,000 shares under option rights issued by the Company and held by Mr. Jones. Does not include 1,074,937 shares or options held by his spouse, with respect to which he disclaims beneficial ownership.

(5) As a result of call options written and sold by Mr. Jones, an aggregate of 300,000 of the shares reflected as owned by him were subject to purchase by third parties at $40 per share under option rights which expired on March 13, 1998, unexercised.

(6) Includes 54,000 shares under option rights issued by the Company and held by Mrs. Jones. Does not include 3,699,900 shares or options held by her spouse, with respect to which she disclaims beneficial ownership.

(7) Includes 18,461 shares held by Mr. Bramblett's wife with respect to which he disclaims beneficial ownership. Also includes 18,000 shares under option rights issued by the Company.

(8) As a result of call options written and sold by Mr. Bramblett, an aggregate of 30,000 of the shares reflected as owned by him are subject to purchase by third parties at $35 per share under option rights expiring June 19, 1998.

(9) Includes 191,165 shares owned by Mr. Franz' wife, 42,840 shares held by his spouse as custodian for their children, 24,996 shares held by his wife as a co-trustee for the benefit of the Franz' children and 12,498 shares held by his wife as a co-trustee for the benefit of her nephew. Mr. Franz disclaims beneficial ownership of all of the shares held by his wife.

(10) As a result of call options written and sold by Mr. Franz, an aggregate of 50,000 of the shares reflected as owned by him are subject to purchase by third parties at $35 per share under option rights expiring June 19, 1998.

(11) Includes 64,950 shares held in revocable trust created by Mr. Lopata's wife and with respect to which he disclaims beneficial ownership. Also includes 9,000 shares under vested and unexercised options.

(12)   Includes 11,250 shares under option rights issued by the Company.

(13)   Includes 9,000 shares under option rights issued by the Company.

(14)   Includes 6,750 shares under option rights issued by the Company.

(15) Includes the shares listed as beneficially owned for each individual included in the table as well as (i) 5,000 shares under option rights issued by the Company and held by Tina A. Kaufman, Senior Vice President-Finance; and 3,500 shares under option rights issued by the Company and held by Thomas G. Lewandowski, Senior Vice President-Sales.

       Other Significant Shareholdings

       Based upon filings with the Securities and Exchange Commission ("SEC") under the Exchange Act , the Company is advised that as of December 31, 1997, each of the following investment advisors held discretionary authority over accounts holding, in the aggregate, the indicated numbers of shares of the Company's Common Stock, in each case representing 5% or more of the then outstanding shares of Common Stock:

          NAME AND ADDRESS OF INVESTMENT ADVISOR                 SHARES
          --------------------------------------                 ------

AMVESCAP PLC                                                1,722,700 (6.0%)
11 Devonshire Square
London EC2M 4YR
England

Putnam Investments, Inc.                                    1,837,364 (6.5%)
One Post Office Square
Boston, Massachusetts 02109


Compliance with Section 16(a) of the Securities Exchange Act of 1934

       Section 16(a) of the Securities Exchange Act of 1934, as amended ("Exchange Act"), requires the Company's directors and officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the SEC and the National Association of Security Dealers, Inc. Directors, officers and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

       To the Company's knowledge, based solely on review of the copies of such forms received by the Company and written representations from certain reporting persons that no Forms 5 or other reports were required for those persons, the Company believes that, during the fiscal year ended December 31, 1997, its directors, officers and greater than 10% beneficial owners complied with all applicable filing requirements.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       Edward A. Chod, a director of the Company, is a principal in the law firm of Greensfelder, Hemker & Gale, P.C., which firm has served as counsel to the Company since 1982. The amount of legal fees paid by the Company to Greensfelder, Hemker & Gale, P.C. during the fiscal year ended December 31, 1997 did not exceed five percent (5%) of such firm's gross revenues for its applicable fiscal year.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      1.   The consolidated financial statements filed as part of this report on Form 10-K are listed on the accompanying Index to Consolidated
              Financial Statements and Consolidated Financial Statement Schedule on page 35.

         2. The consolidated financial statement schedule filed as part of this report on Form 10-K is listed on the accompanying Index to Consolidated Financial Statements and Consolidated Financial Statement Schedule on page 35.

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

                  (3.4) Amended and Restated Certificate of Incorporation of the Company dated June 5, 1997 (incorporated by reference from Form 8-K dated June 10, 1997).

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

                  (10.1) The Company's 1989 Incentive Stock Option Plan
                         (incorporated by reference from Form 10-K for the year ended December 31, 1995).

                  (10.2) Employee Profit Sharing and 401(k) Plan as amended and restated as of January 1, 1997 (incorporated by reference from Form 10-K for the year ended December 31, 1996).

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

                  (10.7) Licensing Agreement dated August 31, 1995 between the Company and Eli Lilly & Company is (incorporated by reference from Form 8-K dated September 15, 1995).

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

                  (10.13) The Company's 1997 Incentive Stock Plan (incorporated by reference from the Company's Proxy Statement dated April 10, 1997 for the Annual Meeting of Shareholders held May 20, 1997).

                  (10.14) Asset Purchase Agreement dated as of June 27, 1997, between the Company and SmithKline Beecham Corporation (incorporated by reference from Form 8-K dated July 8,
                          1997).

                  (10.15) Supply Agreement dated as of June 27, 1997, between the Company and SB Pharmco Puerto Rico (incorporated by reference from Form 8-K dated July 8, 1997).

                  (11.1) Statement re: computation of per share earnings. (FILED HEREWITH)

                  (21.1)  Subsidiaries of the Registrant. (FILED HEREWITH)

                  (23.1)  Consent of Ernst & Young LLP. (FILED HEREWITH)

                  (23.2) Consent of Hacker, Johnson, Cohen & Grieb. (FILED HEREWITH)

                  (27.1) Financial Data Schedule -- 1997 Year End and Quarterly Information. (FILED HEREWITH)

                  (27.2) Financial Data Schedule -- 1996 Year End and Quarterly Information. (FILED HEREWITH)

                  (27.3) Financial Data Schedule -- 1995 Year End Information. (FILED HEREWITH)

(b) No reports on Form 8-K were filed by the Company during the last quarter of the period covered by this report on Form 10-K.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       JONES MEDICAL INDUSTRIES, INC.

                                       By:   /s/ Dennis M. Jones
                                             ---------------------------
                                               Dennis M. Jones, President
                                               DATE:  MARCH 31, 1998

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

                 SIGNATURES                              TITLE                             DATE
                 ----------                              -----                             ----

/s/ Dennis M. Jones                            President, Chief Executive            March 31, 1998
------------------------                       Officer and Director
Dennis M. Jones

/s/ Judith A. Jones                            Principal Financial and               March 31, 1998
------------------------                       Accounting Officer, Executive
Judith A. Jones                                Vice President, Secretary,
                                               Treasurer and Director
/s/ Michael T. Bramblett                       Executive Vice President and          March 31, 1998
------------------------                       Director
Michael T. Bramblett

/s/ G. Andrew Franz                            Senior Vice President -               March 31, 1998
------------------------                       Operations - Pharmaceuticals
G. Andrew Franz                                and
                                               Director

                                               Senior Vice President -               March 31, 1998
/s/ David A. McLaughlin                        Operations -
-------------------------                      Nutritionals and Director
David A. McLaughlin
                                               Director                              March 31, 1998
/s/ Edward A. Chod
-------------------------
Edward A. Chod

/s/ Stanley Lopata                             Director                              March 31, 1998
-------------------------
Stanley Lopata

/s/ L. John Polite, Jr.                        Director                              March 31, 1998
-------------------------
L. John Polite, Jr.
                                               Director                              March 31, 1998
/s/ Thomas F. Patton, Ph.D.
-------------------------
Thomas F. Patton, Ph.D.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                  AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULE


                                                                                      Page
                                                                                      ----

Report of Ernst & Young LLP, independent auditors                                     F-1

Report of Hacker, Johnson, Cohen & Grieb, independent auditors                        F-2

Consolidated balance sheets as of December 31, 1996 and 1997                          F-3

Consolidated statements of income for the years ended December 31, 1995, 1996 and
1997                                                                                  F-4

Consolidated statements of stockholders' equity for the years ended December 31,
1995, 1996 and 1997                                                                   F-5

Consolidated statements of cash flows for the years ended December 31, 1995, 1996
and 1997                                                                              F-6

Notes to consolidated financial statements                                            F-7

Consolidated schedule for the years ended December 31, 1995, 1996 and 1997:

II.  Valuation and qualifying accounts                                                F-25


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

                         Report of Independent Auditors

The Board of Directors and Stockholders
Jones Medical Industries, Inc.

We have audited the accompanying consolidated balance sheets of Jones Medical Industries, Inc. as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the September 30, 1995 consolidated financial statements of Galen Drugs of Florida, Inc. (acquired by the Company in a business combination accounted for as a pooling of interests, as described in Note 1 to the consolidated financial statements of Jones Medical Industries, Inc.), which statements reflect total revenues of $18,394,720 for the year ended September 30, 1995. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Galen Drugs of Florida, Inc., as of September 30, 1995 and for the year then ended, is based solely upon the report of the other auditors.

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

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Jones Medical Industries, Inc. at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


St. Louis, Missouri
February 10, 1998, except for the                              ERNST & YOUNG LLP
first paragraph of Note 1, as to
which the date is March 17, 1998

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors
Galen Drugs of Florida, Inc.
St. Petersburg, Florida:

We have audited the accompanying consolidated balance sheets of Galen Drugs of Florida, Inc. and Subsidiaries (the "Company") as of September 30, 1995, 1994 and 1993 and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 1995, 1994 and 1993 and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.



HACKER, JOHNSON, COHEN & GRIEB
Tampa, Florida
April 25, 1996, except for Note 16 as to which the date is July 30, 1996.

                         Jones Medical Industries, Inc.

                           Consolidated Balance Sheets
              (In thousands of dollars except per share amounts)


                                                                        DECEMBER 31
                                                                    1996           1997
                                                                  -----------------------
ASSETS
Current assets:
  Cash and cash equivalents                                       $ 52,172       $ 49,877
  Accounts receivable, less allowance for doubtful accounts
    of $388 in 1996 and $1,196 in 1997                              11,301         16,689
  Inventories                                                       12,753         15,357
  Income taxes receivable                                            1,764           --
  Deferred income taxes                                              1,846          2,443
  Other                                                                715            747
                                                                  -----------------------
Total current assets                                                80,551         85,113
Intangible assets:
  Customer lists                                                     6,085          6,085
  Distribution systems, trademarks, and licenses                    48,409         69,403
  Restrictive covenants and other intangibles                        5,603          8,103
  Goodwill                                                          17,250         17,185
                                                                  -----------------------
                                                                    77,347        100,776
Less accumulated amortization                                        7,500         11,434
                                                                  -----------------------
Net intangible assets                                               69,847         89,342

Net property, plant, and equipment                                  24,170         27,543
Other assets                                                         2,665          2,230
                                                                  -----------------------
Total assets                                                      $177,233       $204,228
                                                                  =======================


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses                           $  6,472       $  5,130
  Current portion of long-term debt                                  3,000           --
  Income taxes payable                                                --            1,450
  Dividends payable                                                    560           --
                                                                  -----------------------

Total current liabilities                                           10,032          6,580

Deferred income taxes                                                5,282          5,922

Stockholders' equity:
  Preferred stock, $.01 par value, 1,000,000 shares
    authorized in 1996 and 5,000,000 shares authorized
    in 1997, no shares issued or outstanding                          --             --
  Common stock, $.04 par value; 30,000,000 shares
    authorized, 28,435,451 shares issued and outstanding
    in 1996 and 75,000,000 authorized, 28,647,300 issued
    and outstanding in 1997                                          1,137          1,146
  Contributed capital                                              108,582        109,129
  Retained earnings                                                 52,200         81,451
                                                                  -----------------------
Total stockholders' equity                                         161,919        191,726
                                                                  -----------------------
Total liabilities and stockholders' equity                        $177,233       $204,228
                                                                 =======================


   See accompanying notes.

                         Jones Medical Industries, Inc.

                        Consolidated Statements of Income
               (In thousands of dollars except per share amounts)


                                                                YEAR ENDED DECEMBER 31
                                                       1995             1996           1997
                                                     ----------------------------------------

Sales from continuing operations                     $ 39,937        $ 64,181        $ 88,781
Cost of sales                                          14,639          20,277          25,430
                                                     ----------------------------------------
Gross profit                                           25,298          43,904          63,351

Selling, general, and administrative expenses:
     Selling                                            8,216          10,356          14,415
     General and administrative                         6,934           7,389           7,499
     Research and development                             452             410            --
     Amortization                                         824           2,011           3,357
     Nonrecurring merger expenses                        --             5,743            --
                                                     ----------------------------------------
Total selling, general, and
   administrative expenses                             16,426          25,909          25,271
                                                     ----------------------------------------

Operating income from continuing
   operations                                           8,872          17,995          38,080

Other income (expense):
   Interest income                                        304           2,276           2,562
   Interest expense                                      (655)           (553)           (238)
   Miscellaneous                                         (133)             32              (9)
                                                     ----------------------------------------
                                                         (484)          1,755           2,315
                                                     ----------------------------------------
Income before taxes from continuing
   operations                                           8,388          19,750          40,395
Provision for income taxes                              3,074           8,232          15,351
                                                     ----------------------------------------
Income from continuing operations                       5,314          11,518          25,044
Income from discontinued operations (net
   of taxes)                                            7,075           6,621           6,926
                                                     ----------------------------------------
Net income                                           $ 12,389        $ 18,139        $ 31,970
                                                     ========================================

Earnings per share:
   Basic:  Continuing operations                     $   0.22        $   0.43        $    .88
           Discontinued operations                   $   0.30        $   0.24        $    .24
                                                     ----------------------------------------
                                                     $   0.52        $   0.67        $   1.12
                                                     ========================================
   Diluted:Continuing operations                     $   0.21        $   0.41        $   0.85
           Discontinued operations                   $   0.29        $   0.24        $   0.24
                                                     ----------------------------------------
                                                     $   0.50        $   0.65        $   1.09
                                                     ========================================



See accompanying notes.

                        Jones Medical Industries, Inc.

                Consolidated Statements of Stockholders' Equity

                 Years ended December 31, 1995, 1996, and 1997
              (In thousands of dollars except per share amounts)


                                       NUMBER OF SHARES
                                  -----------------------------
                                                                   PREFERRED     COMMON     CONTRIBUTED      RETAINED
                                    PREFERRED         COMMON         STOCK       STOCK        CAPITAL        EARNINGS       TOTAL
                                  -------------------------------------------------------------------------------------------------

Balance at December 31, 1994           99,919        23,730,008      $ 1     $    949       $  19,507       $ 24,020      $  44,477
Exercise of stock options                  --           281,565       --           11             433             --            444
Restricted stock:
   Amortization of unearned
     compensation                          --                --       --           --              30             --             30
Conversion of preferred stock         (54,859)          215,850       (1)           9              (8)            --             --
Return of escrowed preferred
   stock                              (44,004)               --       --           --            (381)            --           (381)
Escrowed preferred dividend                --                --       --           --               9             --              9
Net income                                 --                --       --           --              --         12,389         12,389
Cash dividend declared - common
   stock ($.05 per historical
   JMED share)                             --                --       --           --              --         (1,026)        (1,026)
Cash dividend declared -
   preferred stock ($.16 per
   share)                                  --                --        -           --              --             (4)            (4)
                                  -------------------------------------------------------------------------------------------------
Balance at December 31, 1995            1,056        24,227,423        -          969          19,590         35,379         55,938
Net proceeds from sale of common
   stock                                   --         3,450,000        -          138          75,084             --         75,222
Exercise of stock options                  --           333,397        -           13             787             --            800
Restricted stock:
   Amortization of unearned
     compensation                          --                --        -           --              12             --             12
Tax benefits associated with the
   exercise of nonqualified
   stock options                           --                --        -           --             846             --            846
Adjustment to increase pooled
   company's net income to a
   12-month amount                         --                --        -           --              --            702            702
Costs paid by shareholders on
   behalf of the Company                   --                --        -           --           2,900             --          2,900
Redemption of dissenters' shares           --                --        -           --          (4,022)            --         (4,022)
Shares issued in connection with
   the Abana purchase                      --           420,553        -           17          13,875             --         13,892
Other                                      --                --        -           --            (490)                         (490)
Conversion of preferred stock          (1,056)            4,078        -           --              --             --             --
Net income                                 --                --        -           --              --         18,139         18,139
Cash dividend declared - common
   stock ($.0767 per share)                --                --        -           --              --         (2,020)        (2,020)
Cash dividend declared -
   preferred stock ($.04 per
   share)                                  --                --        -           --              --             --             --
                                  -------------------------------------------------------------------------------------------------
Balance at December 31, 1996               --        28,435,451        -        1,137         108,582         52,200        161,919
Exercise of stock options                  --           224,724        -            9             687             --            696
Shares tendered in payment of
   option price                            --           (10,182)       -           --            (340)            --
                                                                                                                               (340)
Tax benefits associated with the
   exercise of nonqualified
   stock options                           --                --        -           --             287             --            287
Return of escrowed shares                  --            (2,693)       -           --             (87)            --            (87)
Net income                                 --                --        -           --              --         31,970         31,970
Cash dividend declared - common
   stock ($.095 per share)                 --                --        -           --              --         (2,719)        (2,719)
                                  -------------------------------------------------------------------------------------------------
Balance at December 31, 1997               --        28,647,300       $-      $ 1,146       $ 109,129       $ 81,451      $ 191,726
                                  =================================================================================================



See accompanying notes.

                        Jones Medical Industries, Inc.

                    Consolidated Statements of Cash Flows
                          (In thousands of dollars)


                                                           YEAR ENDED DECEMBER 31
                                                    1995          1996           1997
                                                 --------------------------------------
OPERATING ACTIVITIES
Net income                                       $ 12,389       $ 18,139       $ 31,970
Adjustment to increase pooled company's
   net income above to a 15-month amount               --            702             --
Noncash adjustments:
   Costs paid by shareholders on behalf of
     the Company                                       --          2,900             --
   Depreciation                                     1,109          1,363          2,148
   Amortization                                     1,430          2,630          3,963
   Provision for uncollectibles                        64            200            809
   Deferred income taxes                               (8)           527             43
   Loss on sale of assets                             126            101             31
   Change in assets and liabilities, net
     of effects from acquisitions:
        Accounts receivable                        (3,702)        (1,406)        (6,196)
        Inventories                                (2,726)           868         (2,604)
        Other assets                                 (716)        (1,603)         1,445
        Accounts payable and accrued
          expenses                                  1,867         (1,119)        (1,341)
        Income taxes payable                          471         (2,635)         1,450
                                                 --------------------------------------
Net cash from operating activities                 10,304         20,667         31,718

INVESTING ACTIVITIES
Additions to property, plant, and equipment        (5,448)        (7,386)        (5,566)
Proceeds from sale of assets                          766            408            276
Purchases of intangible assets in product
   line acquisitions, net of seller
   financing                                       (7,072)        (8,757)       (22,800)
Net decrease in note receivable from
   related party                                       80            175             --
                                                 --------------------------------------
Net cash used for investing                       (11,674)       (15,560)       (28,090)

FINANCING ACTIVITIES
Net proceeds from sale of common stock                 --         75,222             --
Proceeds from debt                                  7,000          8,700             --
Repayment of long-term debt                        (4,653)       (37,758)        (3,000)
Purchase of dissenters' shares                         --         (4,022)            --
Repayment of note payable to former
  stockholder of pooled company                      (638)        (2,476)            --
Payments of cash dividends                           (984)        (1,743)        (3,279)
Proceeds from exercise of stock options               444            800            356
                                                 --------------------------------------
Net cash from (used for) financing                  1,169         38,723         (5,923)
                                                 --------------------------------------
Increase (decrease) in cash and
    cash equivalents                                 (201)        43,830         (2,295)
Cash and cash equivalents, beginning of
    year                                            8,543          8,342         52,172
                                                 --------------------------------------
Cash and cash equivalents, end of year           $  8,342       $ 52,172       $ 49,877
                                                 ======================================


See accompanying notes.

                         Jones Medical Industries, Inc.

                   Notes to Consolidated Financial Statements
               (Dollars in thousands except per share amounts)

                                December 31, 1997


1. BASIS OF PRESENTATION

DISCONTINUED OPERATIONS

On March 16, 1998, the Board of Directors of Jones Medical Industries, Inc. ("JMED" or the "Company") approved a plan to discontinue the Company's nutritional supplements product line and contract manufacturing operations. On March 17, 1998, the Company signed a binding agreement with certain operating
subsidiaries    of Twinlab Corporation (Twin) to sell a portion of this
business for $55 million cash at closing. The sale to Twin is subject to expiration or termination of applicable waiting periods under Federal antitrust regulations and other customary closing conditions with an anticipated closing date of mid-April, 1998. Gain on the subsequent sale is anticipated. The accompanying consolidated statements of income reflect the operating results, net of tax, of the Company's nutritional supplements product line and contract manufacturing operations as discontinued operations. Net assets associated with the discontinued operations at December 31, 1997 approximate $24,500, including approximately $3,000 of accounts receivable, $9,000 of inventory, $4,300 of property, plant, and equipment and $8,800 of intangibles. Net sales associated with the discontinued operations approximate $36,249, $35,972 and $34,855 for the years ended December 31, 1997, 1996 and 1995, respectively.

DANIELS PHARMACEUTICALS, INC. POOLING OF INTERESTS

On August 30, 1996, the Company acquired Daniels Pharmaceuticals, Inc. ("Daniels"), a Florida corporation, in a business combination accounted for as a pooling of interests by way of a merger (the "Merger") among Daniels, Daniels' parent entity, Galen Drugs of Florida, Inc. ("Galen"), a Florida corporation, and JMED's wholly owned subsidiary, JGD Acquisition Corporation, a Florida corporation. The accompanying financial statements are based on the assumption that the two companies were combined at the beginning of 1996, and financial statements for prior periods presented have been restated to give effect to the combination. Earnings per share data reflects the shares issued in the merger for all periods presented.

In connection with the Merger, JMED issued 2,910,474 shares of its common stock and paid cash consideration of approximately $4,022 to dissenting shareholders. In addition, JMED issued 49,750 shares of its common stock to Daniels Enterprises, Inc. ("DEI"), an S-Corporation controlled by the principal shareholders of Galen, to acquire the real estate associated with the business. The book value of the real estate acquired was $892 at the consummation date of the combination.

                         Jones Medical Industries, Inc.

               (Dollars in thousands except per share amounts)


1. BASIS OF PRESENTATION (CONTINUED)

DANIELS PHARMACEUTICALS, INC. POOLING OF INTERESTS (CONTINUED)

Nonrecurring merger expenses related to this acquisition consisting of costs paid by shareholders on behalf of the Company, investment banking and professional fees, and severance costs total $5,743 and have been included in selling, general, and administrative expenses in the accompanying 1996 consolidated statement of income.

In connection with the Merger, Daniels changed its fiscal year-end from September 30 to December 31, which conforms to JMED's year-end. The consolidated financial statements for periods prior to 1996 have not been restated to reflect Daniels' change in fiscal year and include Daniels' results of operations on a September 30 fiscal year-end basis and JMED's on a December 31 calendar year basis. The accompanying 1996 financial statements combine both entities' results as of December 31, 1996 and for the 12 months then ended. Because the conformity of Daniels' fiscal year-end has been changed prospectively, Daniels' net income for the three months ended December 31, 1995 has been added directly to retained earnings of the combined Company. During the three months ended December 31, 1995, Daniels reported sales of $4,207 and net income of $702. The consolidated statement of cash flows for the year ended December 31, 1996 combines JMED's cash flows for that period with the cash flows of Daniels for the period from October 1, 1995 to December 31, 1996.

The separate components of the combined results of JMED and Daniels are presented below. Although the merger occurred on August 30, 1996, the separate components are presented through September 30, 1996, which is the date the Company merged the operating results of the two entities.

                                                 YEAR ENDED       NINE MONTHS ENDED
                                                DECEMBER 31,         SEPTEMBER 30,
                                                   1995                 1996
                                               ------------------------------------
 Sales from continuing operations:
    JMED                                           $21,542               $33,189
    Daniels                                         18,395                13,072
                                               ------------------------------------
    Combined                                       $39,937               $46,261
                                               ====================================

 Income from continuing operations:
    JMED                                            $2,253                $5,253
    Daniels                                          3,061                 1,053
                                                -----------------------------------
    Combined                                        $5,314                $6,306
                                                ===================================

  Net income:
    JMED                                           $ 9,328               $10,323
    Daniels                                          3,061                 1,053
                                                -----------------------------------
    Combined                                       $12,389               $11,376
                                                ===================================

                         Jones Medical Industries, Inc.

               (Dollars in thousands except per share amounts)



1. BASIS OF PRESENTATION (CONTINUED)

STOCK SPLITS

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

2. NATURE OF OPERATIONS AND CUSTOMER AND SUPPLIER CONCENTRATION

The Company is engaged in the manufacturing, marketing, and sale of pharmaceuticals. The Company's principal customers are retail pharmacies and hospitals. The Company's sales are through wholesale drug distributors, who in turn supply product to pharmacies, hospitals and physicians.

No one customer accounted for more than 10 percent of the Company's consolidated sales in 1995, 1996, or 1997.

The Company's most significant products include:

                                       1995                      1996                      1997
                        ----------------------------------------------------------------------------
                        PRODUCT      PERCENT OF     PRODUCT     PERCENT OF    PRODUCT     PERCENT OF
                         SALES         SALES         SALES        SALES       SALES        SALES
                        ----------------------------------------------------------------------------
Thrombin products       $14,573           36%      $17,406           27%      $19,375           22%
Levoxyl                 $11,684           29%      $14,197           22%      $22,273           25%
Brevital (acquired
  August 31, 1995)      $ 2,385            6%      $ 7,251           11%      $ 9,188           10%
Tapazole (acquired
  March 18, 1996)       $    --           --       $12,254           19%      $18,314           21%

                         Jones Medical Industries, Inc.

                (Dollars in thousands except per share amounts)




2. NATURE OF OPERATIONS AND CUSTOMER AND SUPPLIER CONCENTRATION (CONTINUED)

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

The Company also relies on SB Pharmco Puerto Rico (SB Pharmco), an affliate of SmithKline Beecham Corporation (SmithKline), for the manufacture of Triostat, and Schering Canada, Inc. (Schering) for the manufacture of Cytomel. The Company has entered into a two year supply agreement with SB Pharmco which may be extended for one additional year if the Company is not able to obtain Food and Drug Administration (FDA) approval to transfer the manufacturing of Triostat to the Company's own facility or that of a third party within the two year term. The Company has been assigned the rights, and has assumed the obligations, under an agreement entered into between a division of SmithKline and Schering pursuant to which Schering will manufacture Cytomel for a term of three years. The agreement also provides for automatic renewal unless either party provides eighteen months advance written notice of non-renewal prior to the end of any term.

In the event of any interruption in the supply of Brevital, Tapazole, Triostat or Cytomel from Lilly, SB Pharmco or Schering due to regulatory or other causes, there can be no assurance that the Company could make alternative manufacturing arrangements on a timely basis, if at all. Such an interruption could have a material adverse effect on the Company's business, financial condition, and results of operations.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Jones Medical Industries, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

                         Jones Medical Industries, Inc.

               (Dollars in thousands except per share amounts)




3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CASH AND CASH EQUIVALENTS

Cash equivalents in short-term money market accounts and other investments with original maturities of less than three months are stated at cost plus accrued interest and are considered to be cash equivalents.

INVENTORIES

Inventories are valued at the lower of cost or market with cost determined on the first-in, first-out basis.

PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment are recorded at cost. Depreciation is computed by the straight-line method over the useful lives of the assets as follows:

                                                         ESTIMATED
                   ASSET CATEGORY                       USEFUL LIFE
-------------------------------------------------------------------
     Buildings and improvements                         15-40 years
     Equipment and furniture                             5-15 years
     Automobiles                                          5 years

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

Amortization is provided using the straight-line method over the estimated useful lives of the assets as follows:

                                                              ESTIMATED
                       ASSET CATEGORY                        USEFUL LIFE
------------------------------------------------------------------------
     Customer lists                                            20 years
     Distribution systems, trademarks, and licenses           5-30 years
     Restrictive covenants and other intangibles              5-10 years
     Goodwill                                                25-40 years

                         Jones Medical Industries, Inc.

                (Dollars in thousands except per share amounts)




3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INTANGIBLE ASSETS (CONTINUED)

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

REVENUE RECOGNITION

Sales are reported net of rebates, returns, and discounts during the period in which product is shipped. Product rebates and discounts are incurred due to volume or other contractual allowances on certain pharmaceutical sales under contracts with hospitals, buying groups, and managed care organizations. Product returns are permitted in accordance with operating policies established with respect to unused pharmaceuticals. At December 31, 1996 and 1997, the Company maintained reserves of $1,857 and $2,215, respectively, for product rebates, returns, and discounts.

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

                         Jones Medical Industries, Inc.

                (Dollars in thousands except per share amounts)




3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

STOCK OPTIONS (CONTINUED)

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

4. ACQUISITIONS

CYTOMEL AND TRIOSTAT

On June 27, 1997, the Company acquired two products, Cytomel and Triostat, from SmithKline Beecham Corporation (SKB) for a cash purchase price of $22,800. The purchase price has been allocated to the acquired intangibles with amortizable lives ranging from 10 to 25 years. In connection with the acquisition, the Company entered into manufacturing agreements for the future supply of both Cytomel and Triostat. The Company also purchased approximately $850 of SKB's related finished goods inventory that was on hand at the acquisition date.

ABANA

Since June 1, 1992, the Company has owned an investment in Abana Pharmaceuticals, Inc. (Abana) equivalent to 16 percent of Abana's outstanding common stock. In October 1996, the parties reached an agreement in principle whereby the Company would acquire the remaining 84 percent of Abana's outstanding common stock. On December 31, 1996, the consummation date of the acquisition, the Company issued 420,553 shares of its common stock in exchange for the remaining outstanding common stock of Abana. In addition, outstanding Abana stock options were exchanged for approximately 40,000 of the Company's stock options. The total purchase price of approximately $14,900, representing the fair value of Company common stock given of approximately $13,900 and the fair value of stock options given of approximately $1,000, has been allocated to the fair value of assets acquired and liabilities assumed in accordance with the purchase method of accounting. The excess of the purchase price over the fair values of acquired assets and liabilities, totaling

                         Jones Medical Industries, Inc.

               (Dollars in thousands except per share amounts)




4. ACQUISITIONS (CONTINUED)

ABANA (CONTINUED)

approximately $13,000, has been allocated to goodwill with an estimated economic life of 25 years. Pro forma results of operations, assuming the acquisition of Abana had occurred on January 1, 1996, would not materially differ from the 1996 reported results of operations.

TAPAZOLE

On March 18, 1996, the Company entered into a perpetual licensing agreement with Lilly for the exclusive United States marketing rights to the Tapazole product line. The purchase price of approximately $26,000 was financed with short-term bank debt of $8,700 and Lilly financing of $17,300 for six months. Approximately $24,000 was allocated to the perpetual license with an amortizable life of 30 years, and $2,000 was allocated to a restrictive covenant with an amortizable life of 10 years.

BREVITAL

On August 31, 1995, the Company acquired a perpetual licensing agreement for the exclusive United States marketing rights to the Brevital product line from Lilly. The purchase price of approximately $14,000 was financed with bank debt of $7,000 and Lilly financing of $7,000. Approximately $13,000 was allocated to the perpetual license with an amortizable life of 30 years, and $1,000 was allocated to a restrictive covenant with an amortizable life of 10 years.

5. EARNINGS PER SHARE

In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share." Statement No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share exclude any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share are very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented and, where appropriate, restated to conform to the Statement No. 128 requirements.

                         Jones Medical Industries, Inc.

               (Dollars in thousands except per share amounts)




5. EARNINGS PER SHARE (CONTINUED)

The following table sets forth the computations of basic and diluted earnings per share:

                                                        1995               1996               1997
                                                 ------------------------------------------------------

Numerator for basic and diluted
earnings per share:
   Income from continuing operations             $        5,314    $        11,518    $        25,044
   Income from discontinued operations                    7,075              6,621              6,926
                                                 ------------------------------------------------------
                                                         12,389             18,139             31,970
Denominator:
  Denominator for basic earnings per
   share-weighted average shares                     23,962,327         27,021,430         28,581,588
  Effect of dilutive stock options                      584,735            765,921            664,830
                                                 ------------------------------------------------------
Denominator of diluted earnings per share            24,547,062         27,787,351         29,246,418
                                                 ======================================================

Earnings per share:
  Basic:     Continuing operations                        $0.22              $0.43              $0.88
             Discontinued operations                      $0.30              $0.24              $0.24
                                                 ------------------------------------------------------
                                                          $0.52              $0.67              $1.12
                                                 ======================================================

  Diluted:   Continuing operations                        $0.21              $0.41              $0.85
             Discontinued operations                      $0.29              $0.24              $0.24
                                                 ------------------------------------------------------
                                                          $0.50              $0.65              $1.09
                                                 ======================================================


6. SUPPLEMENTAL CASH FLOW INFORMATION

The following is a summary of supplemental cash flow information:

                                      1995                1996                1997
                               ------------------------------------------------------------

Interest paid                       $    502            $     532           $      259
Income taxes paid                   $  7,007            $  14,109           $   15,998

                         Jones Medical Industries, Inc.

               (Dollars in thousands except per share amounts)




7. INVENTORIES

Inventories at December 31, 1996 and 1997, are comprised of the following:

                                             1996                  1997
                                         -----------------------------------
Raw materials                              $  4,767             $    6,724
Work-in-process                               1,539                  1,569
Finished goods                                6,447                  7,064
                                         -----------------------------------
                                           $ 12,753             $   15,357
                                         ===================================

8. PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment at December 31, 1996 and 1997, are as follows:

                                             1996                  1997
                                         -------------------------------------
Land                                      $   2,420             $    2,420
Buildings and improvements                   11,710                 13,358
Equipment and furniture                      15,023                 17,238
Automobiles                                     438                    615
Projects in process                               -                  1,416
                                         -------------------------------------
                                             29,591                 35,047
Less accumulated depreciation                 5,421                  7,504
                                         -------------------------------------
                                            $24,170             $   27,543
                                         =====================================

                         Jones Medical Industries, Inc.

               (Dollars in thousands except per share amounts)




9. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at December 31, 1996 and 1997, are comprised of the following:

                                      1996                  1997
                                     ------------------------------
Trade payables                        $1,227                $1,083
Sales rebates, returns, and
   discounts                           1,857                 2,215
Compensation                           1,493                   480
Taxes other than income                  133                    45
Interest                                 196                     -
Royalties                                285                   382
Health insurance claims                  131                   115
Nonrecurring merger expenses             178                     -
Other                                    972                   810
                                     ------------------------------
                                      $6,472                $5,130
                                     ==============================

10. LONG-TERM DEBT

Long-term debt at December 31, 1996 and 1997, consists of the following:

                                               1996             1997
                                           ----------------------------
Note payable to Lilly at 7%; payable in
installments of $4,000 in August 1996 and
$3,000 in August 1997                      $  3,000            $    -
                                           ----------------------------
                                              3,000                 -
Less current maturities                       3,000                 -
                                           ----------------------------
                                           $     -             $    -
                                           ============================

                         Jones Medical Industries, Inc.

               (Dollars in thousands except per share amounts)




11. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, 1996 and 1997, are as follows:

                                                       1996             1997
                                                 -----------------------------
Deferred tax liabilities:
   Depreciation and amortization                      $5,282           $5,922

Deferred tax assets:
   Accrued sales rebates, returns, and discounts       1,069            1,220
   Deferred compensation on stock options                 86               87
   Unicap adjustment on inventory                        267              298
   Allowance for doubtful accounts                       129              436
   Other                                                 295              402
                                                 -----------------------------
                                                       1,846            2,443
                                                 -----------------------------
Net deferred tax liabilities                          $3,436           $3,479
                                                 =============================

Significant components of the provision for income taxes from continuing operations are as follows:

                        1995                 1996                  1997
                  -------------------------------------------------------------
Current:
   Federal             $2,742               $7,311                $14,206
   State                  335                  570                  1,050
                  -------------------------------------------------------------
Total current           3,077                7,881                 15,256

Deferred:
   Federal                 (3)                 375                     93
   State                    -                   26                      2
                  -------------------------------------------------------------
Total deferred             (3)                 351                     95
                  -------------------------------------------------------------
                       $3,074               $8,232                $15,351
                  =============================================================

                         Jones Medical Industries, Inc.

               (Dollars in thousands except per share amounts)



11. INCOME TAXES (CONTINUED)

The provision for income taxes from discontinued operations in 1995, 1996, and 1997 of $4,337, $4,058, and $4,244, respectively, has been netted against the income from discontinued operations in the accompanying consolidated statements of income.

A reconciliation of the difference between the United States federal statutory tax rates and the effective income tax rate as a percentage of net income before taxes from continuing operations is as follows:

                                         1995           1996             1997
                                    --------------------------------------------
U.S. federal statutory tax rate         35.0 %          35.0%            35.0%
State income taxes, net of
federal tax benefit                      4.0 %           3.0%             1.7%
Other, net                              (2.4)%           3.7%             1.3%
                                    --------------------------------------------
                                        36.6 %          41.7%            38.0%
                                    ============================================

12. PREFERRED STOCK

The Company's Board of Directors may without further action by the Company's stockholders, from time to time, direct the issuance of shares of preferred stock in series and may, at the time of issuance, determine the rights, preferences, and limitations of each series. The holders of preferred stock would normally be entitled to receive a preference payment in the event of any liquidation of the Company before any payment is made to the holders of the common stock. As of December 31, 1996 and 1997, there were no shares of preferred stock designated or outstanding.

13. STOCK OPTION PLANS

The Company has various incentive stock plans for executives and employees. In connection with the plans, options to purchase common stock are granted at option prices not less than the fair market values of the common stock at the time the options are granted and vest ratably over five- to ten-year periods from the grant dates. At December 31, 1997, options for 1,266,655 shares of common stock are available for future grant. A total of 1,498,676 options to purchase common stock are outstanding under these plans at December 31, 1997, of which 247,431 are currently exercisable. Included in the outstanding options under these plans are options to purchase 675,000 shares of common stock that have been granted to certain officers of the Company under time accelerated stock option agreements. The options

                         Jones Medical Industries, Inc.

                 (Dollars in thousands except per share amounts)



13. STOCK OPTION PLANS (CONTINUED)

become exercisable at the end of eight years from the grant date; however, the options may become exercisable at earlier dates if certain targeted common stock prices are attained.

In November 1996, the Company amended the incentive stock plans to allow for employee payment of option exercise prices in the form of either cash or previously held common stock of the Company. Shares tendered in payment of the option exercise price must be owned by the employee making the tender for not less than six months prior to the date of tender.

Option activity for 1995, 1996, and 1997 was as follows:

                                                          1995                1996              1997
                                                 ----------------------------------------------------------

  Outstanding options, January 1                          973,215             875,025         1,424,345
  Exercised                                              (281,565)           (333,397)         (224,724)
  Granted                                                 194,625             901,070           417,500
  Cancelled                                               (11,250)            (18,353)         (118,445)
                                                 ----------------------------------------------------------
  Outstanding options, December 31                        875,025           1,424,345         1,498,676
                                                 ==========================================================
  Weighted average price of options
    outstanding, January 1                                 $2.36              $ 2.76            $  9.65
                                                 ==========================================================
  Weighted average price of options exercised              $1.58              $  2.41           $  3.10
                                                 ==========================================================

  Weighted average price of options granted                $3.67              $ 13.24           $ 32.42
                                                 ==========================================================

  Weighted average price of options cancelled              $2.85              $  3.35           $ 24.19
                                                 ==========================================================
  Weighted average price of options
    outstanding, December 31                               $2.76              $  9.65           $ 15.82
                                                 ==========================================================

                         Jones Medical Industries, Inc.

                (Dollars in thousands except per share amounts)




13. STOCK OPTION PLANS (CONTINUED)

Outstanding options at December 31, 1997 are exercisable as follows, assuming the targeted common stock prices are attained with respect to the time accelerated stock options:

                                                              WEIGHTED
                                                              AVERAGE             RANGE OF
                                           NUMBER              OPTION              OPTION
                                          OF SHARES            PRICE               PRICE
                                     ------------------------------------------------------------

  Currently exercisable at
    December 31, 1997:                        247,431          $ 9.55         $  2.44 - $40.00
  Outstanding options vesting in:
    1998                                      282,205          $11.92         $  2.33 - $40.00
    1999                                      281,855          $13.63         $  2.89 - $40.00
    2000                                      277,655          $15.76         $  2.89 - $40.00
    2001                                      263,630          $20.42         $ 10.67 - $40.00
    2002 and thereafter                       145,900          $30.01         $ 10.67 - $35.56
                                     --------------------
                                            1,498,676          $15.82
                                     ====================


Pro forma information regarding net income and earnings per share is required by FASB Statement No. 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a binomial option pricing model with the following weighted average assumptions for 1995, 1996, and 1997, respectively: risk-free interest rates of 6.26 percent, 6.36 percent, and 5.52 percent; a dividend yield of 0.2 percent, 0.2 percent, and 0.3 percent; volatility factors of the expected market price of the Company's common stock of 0.514, 0.516, and 0.610 percent; and a weighted average expected life of the options of five years.

The binomial option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

                        Jones Medical Industries, Inc.

               (Dollars in thousands except per share amounts)




13. STOCK OPTION PLANS (CONTINUED)

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. The Company's pro forma information follows:

                                                    1995                 1996                 1997
                                              -----------------------------------------------------------

  Pro forma net income                          $ 12,346             $  17,511               $  30,727
                                              ===========================================================
  Pro forma earnings per share - diluted
                                                $    .50             $     .63               $    1.05
                                              ===========================================================


14. EMPLOYEE BENEFIT PLAN

The Company has a defined contribution plan covering substantially all employees. The plan provides the Company may match 100 percent of the employee voluntary contributions up to a maximum matching contribution of 6 percent of the employee's compensation. Company contributions in 1995, 1996, and 1997 were approximately $224, $357, and $614, respectively, of which approximately $90 pertains to discontinued operations in each of the years.

15. CONTINGENCIES AND COMMITMENTS

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

The Company is a defendant in a number of lawsuits involving the manufacture and sale of dexfenfluramine, fenfluramine, and phentermine (collectively, "Fen/Phen"). The Company distributes Obenix, its branded phentermine product; however, the Company does not manufacture Obenix or other Fen/Phen combinations. The lawsuits are in their preliminary stages and it is too early to determine what, if any, liability the Company may have with respect to the claims set forth in these lawsuits. Management of the Company believes that the outcome of these lawsuits will not have a material adverse effect on the Company's business, financial condition, and results of operations.

                         Jones Medical Industries, Inc.

               (Dollars in thousands except per share amounts)




15. CONTINGENCIES AND COMMITMENTS (CONTINUED)

The FDA announced in an August 14, 1997, Federal Register Notice that orally administered drug products containing levothyroxine sodium are now classified as new drugs. Manufacturers who wish to continue to market these products must submit new drug applications (NDA). After August 14, 2000, any levothyroxine sodium product marketed without an approved NDA will be subject to regulatory action. Levoxyl, since it was marketed prior to the date of this notice, will continue to be eligible for marketing until August 14, 2000. The FDA is allowing the Company and other current manufacturers three (3) years to obtain approved NDA's. The Company plans to dedicate significant resources to this NDA process during 1998 and 1999 and expects to incur costs in excess of $2 million to secure an approved NDA for Levoxyl.

In connection with certain product line acquisitions, the Company is obligated to pay royalties of up to 10 percent of certain product sales through 2008. Total royalty expense in 1995, 1996, and 1997 was approximately $593, $872, and $1,358, respectively.

16. QUARTERLY FINANCIAL DATA (UNAUDITED)

                    1996                        FIRST           SECOND          THIRD           FOURTH
                                           --------------------------------------------------------------

  Net sales from continuing operations         $12,321         $16,418         $17,522         $17,920
  Gross profit                                   8,015          11,563          11,417          12,909

  Income from continuing operations              1,925           4,249             132           5,212
  Income from discontinued operations            1,824           1,589           1,657           1,551
                                           --------------------------------------------------------------
  Net income                                   $ 3,749         $ 5,838         $ 1,789         $ 6,763
                                           ==============================================================
  Earnings per share: (a)(b)(c)
  Basic:  Continuing operations                  $0.08           $0.15           $0.00           $0.18
          Discontinued operations                $0.07           $0.06           $0.06           $0.06
                                           --------------------------------------------------------------
                                                 $0.15           $0.21           $0.06           $0.24
                                           ==============================================================

  Diluted:Continuing operations                  $0.08           $0.15           $0.00           $0.18
          Discontinued operations                $0.07           $0.05           $0.06           $0.06
                                           --------------------------------------------------------------
                                                 $0.15           $0.20           $0.06           $0.24
                                           ==============================================================
  Stock prices: (a)
    High                                        $30.33          $39.50          $50.50          $48.63
    Low                                         $10.38          $25.67          $21.00          $32.50

                         Jones Medical Industries, Inc.

               (Dollars in thousands except per share amounts)




16. QUARTERLY FINANCIAL DATA (UNAUDITED) (CONTINUED)

                    1997                        FIRST           SECOND          THIRD           FOURTH
                                           -----------------------------------------------------------------

  Net sales from continuing operations         $21,637         $18,999         $22,168         $25,977
  Gross profit                                  16,791          11,936          16,053          18,571

  Income from continuing operations              6,469           4,582           6,366           7,628
  Income from discontinued operations            1,649           1,794           1,751           1,731
                                           -----------------------------------------------------------------
  Net income                                  $  8,118        $  6,376        $  8,117        $  9,359
                                           =================================================================
  Earnings per share:
  Basic:  Continuing operations                  $0.23           $0.16           $0.22           $0.27
          Discontinued operations                $0.06           $0.06           $0.06           $0.06
                                           -----------------------------------------------------------------
                                                 $0.29           $0.22           $0.28           $0.33
                                           =================================================================

  Diluted:Continuing operations                  $0.22           $0.16           $0.22           $0.26
          Discontinued operations                $0.06           $0.06           $0.06           $0.06
                                           -----------------------------------------------------------------
                                                 $0.28           $0.22           $0.28           $0.32
                                           =================================================================
  Stock prices:
    High                                        $38.00           $47.50         $45.25          $38.25
    Low                                         $23.63           $24.50         $26.00          $26.75


(a) Retroactively adjusted to reflect the three-for-two stock split declared February 7, 1996 and the three-for-two stock split declared May 22, 1996.

(b) Retroactively adjusted to reflect the shares issued in connection with the Daniels merger on August 30, 1996.

(c) Earnings per share from continuing operations in the third quarter of 1996 reflect $5,743 of non-recurring expenses associated with the Daniels acquisition. In the absence of such charges, basic and diluted earnings per share from continuing operations would have been $0.15.

                         Jones Medical Industries, Inc.

                 Schedule II - Valuation and Qualifying Accounts


                                                 BALANCE AT     CHARGED TO
                                                 BEGINNING       COSTS AND      DEDUCTIONS -      BALANCE AT
                  DESCRIPTION                    OF PERIOD      EXPENSES(a)     WRITE-OFFS      END OF PERIOD
                                               ------------------------------------------------------------------

Year ended December 31, 1997
Reserves and allowances deducted from
  asset accounts:
    Allowance for doubtful accounts                $   388        $   891         $   (83)         $  1,196
                                               ==================================================================

    Accumulated amortization of intangibles        $ 7,500        $ 3,963         $   (29)         $ 11,434
                                               ==================================================================

Year ended December 31, 1996
Reserves and allowances deducted from
  asset accounts:
    Allowance for doubtful accounts                $   187        $   237         $   (36)         $    388
                                               ==================================================================

    Accumulated amortization of intangibles        $ 4,883        $ 2,617         $    -           $  7,500
                                               ==================================================================

Year ended December 31, 1995
Reserves and allowances deducted from
   asset accounts:
    Allowance for doubtful accounts                $   111        $    76         $    -           $    187
                                               ==================================================================

    Accumulated amortization of intangibles        $ 4,092        $ 1,430         $  (639)*        $  4,883
                                               ==================================================================



*Write-off of fully amortized intangibles in 1995.

(a)  Includes items charged to both continuing and discontinued operations.