Form 10-Q
period 1998-03-31
JONES MEDICAL INDUSTRIES INC /DE/
filed 1998-05-15
CIK 793613

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                 ACT OF 1934
                For The Quarterly Period Ended March 31, 1998

                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                       For the transition period from          to
                                                      --------    --------
                          Commission File No. 0-15098

                         JONES MEDICAL INDUSTRIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                        DELAWARE                                                      43-1229854
(State or other jurisdiction of Incorporation or organization)         (I.R.S. EMPLOYER IDENTIFICATION NO.)




         1945 Craig Road, St. Louis, Missouri                                            63146
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
                                       ---    ---

Number of shares outstanding of registrant's Common Stock as of April 28, 1998:
28,709,758

                         JONES MEDICAL INDUSTRIES, INC.

                                     INDEX

Part I - Financial Information                                          PAGE
                                                                       NUMBER
                                                                       ------
  Item 1.  Financial Statements


    Condensed Consolidated Balance Sheets -
    December 31, 1997 and March 31, 1998                                    3


    Condensed Consolidated Statements of Income -
    three months ended March 31, 1997 and 1998                              4


    Condensed Consolidated Statements of Stockholders'
    Equity - three months ended March 31, 1997 and 1998                     5


    Condensed Consolidated Statements of Cash Flows -
    three months ended March 31, 1997 and 1998                          6 - 7


    Notes to Condensed Consolidated Financial Statements               8 - 11


  Item 2.  Management's Discussion and Analysis
             of Results of Operations and Financial Condition         12 - 15



Part II - Other Information


  Item 1.  Legal Proceedings                                               16


Signatures                                                                 17

                         JONES MEDICAL INDUSTRIES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

               (In thousands of dollars except per share amounts)


                                                                                  December 31,    March 31,
                                                                                      1997           1998
                                                                                  ------------    ---------
     ASSETS                                                                                      (Unaudited)
Current assets:
     Cash and cash equivalents ................................................      $ 49,877      $ 66,188
     Accounts receivable, less allowance for doubtful accounts of
     $ 1,196 at December 31, 1997 and $ 1,157 at March 31, 1998 ...............        13,650        14,176
     Inventories ..............................................................         7,299         7,391
     Deferred income taxes ....................................................         2,443         2,443
     Other ....................................................................           479           860
     Net assets of discontinued operations ....................................        10,883         8,979
                                                                                     --------      --------
Total current assets ..........................................................        84,631       100,037
Net property, plant and equipment .............................................        23,297        23,330
Net intangible assets .........................................................        80,482        79,521
Other assets ..................................................................         2,219         2,553
Net assets of discontinued operations .........................................        13,100        12,889
                                                                                     --------      --------
Total assets ..................................................................      $203,729      $218,330
                                                                                     ========      ========
     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued expenses ....................................      $  4,631      $  6,568
     Income taxes payable .....................................................         1,450         6,145
                                                                                     --------      --------
Total current liabilities .....................................................         6,081        12,713
Deferred income taxes .........................................................         5,922         5,922
Stockholders' equity:
     Preferred stock, $.01 par value; 5,000,000 shares authorized; no shares
     issued or outstanding ....................................................            --            --

     Common stock, $.04 par value; 75,000,000 authorized, 28,647,300 issued and
     outstanding at December 31, 1997 and 28,706,798 at March 31, 1998 ........         1,146         1,149
     Contributed capital ......................................................       109,129       109,330
     Retained earnings ........................................................        81,451        89,216
                                                                                     --------      --------
Total stockholders' equity ....................................................       191,726       199,695
                                                                                     --------      --------
Total liabilities and stockholders' equity ....................................      $203,729      $218,330
                                                                                     ========      ========



                            See accompanying notes.

                         JONES MEDICAL INDUSTRIES, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

               (In thousands of dollars except per share amounts)


                                                                    Three Months Ended
                                                                         March 31,
                                                                    ------------------
                                                                    1997          1998
                                                                    ----          ----
Sales from continuing operations ..........................      $ 21,637       $ 23,743
Cost of sales .............................................         4,846          5,672
                                                                 --------       --------
Gross profit ..............................................        16,791         18,071
Selling, general and administrative expenses:
     Selling ..............................................         3,800          4,100
     General and administrative ...........................         2,409          2,035
     Amortization .........................................           720            977
                                                                 --------       --------
         Total selling, general and administrative
          expenses ........................................         6,929          7,112
                                                                 --------       --------

Operating income from continuing operations ...............         9,862         10,959
Other income (expense):
     Interest income ......................................           678            785
     Other ................................................          (106)           (28)
         Total other income (expense) .....................      --------       --------
                                                                      572            757

Income before taxes from continuing operations ............        10,434         11,716
Provision for income taxes ................................         3,965          4,451
                                                                 --------       --------
Income from continuing operations .........................         6,469          7,265
Income from discontinued operations (net of taxes) ........         1,649          1,218
                                                                 --------       --------
Net income ................................................      $  8,118       $  8,483
                                                                 ========       ========

Earnings per share:
         Basic:   Continuing operations ...................      $    .23       $    .25
                  Discontinued operations .................           .06            .05
                                                                 --------       --------
                                                                 $    .29       $    .30
                                                                 ========       ========
         Diluted: Continuing operations ...................      $    .22       $    .25
                  Discontinued operations .................           .06            .04
                                                                 --------       --------
                                                                 $    .28       $    .29
                                                                 ========       ========

                            See accompanying notes.

           CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  (UNAUDITED)
                   Three Months Ended March 31, 1997 and 1998

               (In thousands of dollars except per share amounts)

                                         Number of shares       Preferred      Common  Contributed      Retained
                                       Preferred     Common       Stock        Stock     Capital        Earnings       Total
                                       ---------     ------       -----        -----     -------        --------       -----
Balance at December 31, 1996 ..            --      28,435,451   $    --     $   1,137   $ 108,582       $  52,200   $ 161,919
Exercise of stock options .....            --        159,799         --             6         453              --         459
Shares tendered in payment
of option exercise price ......            --        (10,182)        --            --        (340)             --        (340)
Return of escrowed shares .....            --         (2,693)        --            --         (88)             --         (88)
Net income ....................            --           --           --            --          --           8,118       8,118
Cash dividend declared - common
stock ($.020 per share) .......            --           --           --            --          --            (571)       (571)
                                         ------   ----------    -------     ---------   ---------       ---------   ---------
Balance at March 31, 1997 .....            --     28,582,375    $    --     $   1,143   $ 108,607       $  59,747   $  169,497
                                         ======   ==========    =======     =========   =========       =========   =========



Balance at December 31, 1997 ..            --     28,647,300    $    --     $   1,146   $ 109,129       $  81,451   $ 191,726
Exercise of stock options .....            --         62,375         --             3         201              --         204
Shares tendered in payment of
option price ..................            --         (2,877)        --            --          --              --          --
Net income ....................            --           --           --            --          --           8,483       8,483
Cash dividend declared - common
stock ($.025 per share) .......            --           --           --            --          --            (718)       (718)
                                         ------   ----------    -------     ---------   ---------       ---------   ---------
Balance at March 31, 1998 .....            --     28,706,798    $    --     $   1,149   $ 109,330       $  89,216   $ 199,695
                                         ======   ==========    =======     =========   =========       =========   =========


                            See accompanying notes.

                         JONES MEDICAL INDUSTRIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                            (In thousands of dollars)

                                                                       Three months ended
                                                                            March 31,
                                                                       ------------------
Cash flows from operating activities:                                   1997       1998
                                                                        ----       ----
  Net income ........................................................   $ 8,118    $ 8,483
  Non-cash adjustments:
       Depreciation and amortization ................................     1,107      1,439
       Provision for uncollectibles .................................         7        (23)
       Loss on asset sales ..........................................        18         --
  Change in assets and liabilities:
       Accounts receivable ..........................................    (4,975)      (503)
       Income tax receivable ........................................     1,764         --
       Inventories ..................................................    (2,204)       (92)
       Other current assets .........................................      (411)      (738)
       Accounts payable and accrued expenses ........................     1,431      1,936
       Income taxes payable .........................................     3,398      4,695
       Discontinued operations - Non cash charges and working
         capital ....................................................       500      2,107
                                                                        -------   --------
           Net cash from operating activities .......................     8,753     17,304
                                                                        -------   --------
  Cash flows used for investing activities:
       Proceeds from sale of assets .................................        25          3
       Additions to property, plant and equipment ...................      (762)      (440)
       Investing activities - discontinued operations ...............       (85)       (42)
                                                                        -------   --------
           Net cash used for investing activities ...................      (822)      (479)
  Cash flows used for financing activities:
       Payment of dividends .........................................      (560)      (718)
       Proceeds from exercise of stock options ......................       119        204
                                                                        -------   --------
           Net cash used for financing activities ...................      (441)      (514)
                                                                        -------   --------

  Increase in cash and cash equivalents .............................     7,490     16,311
  Cash and cash equivalents, beginning of period ....................    52,172     49,877
                                                                        -------   --------
  Cash and cash equivalents, end of period ..........................   $59,662   $ 66,188
                                                                        =======   ========



                            See accompanying notes.

                         JONES MEDICAL INDUSTRIES, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CON'T)
                                  (UNAUDITED)

                           (In thousands of dollars)



Supplemental Disclosures of Cash Flow Information:


                                                                                     Three months ended
                                                                                          March 31,
                                                                                     ------------------
Cash paid during the three months for:                                               1997          1998
                                                                                     ----          ----
  Interest .......................................................................    $ -          $   -
                                                                                      ======       =======
  Income taxes ...................................................................    $   28       $   116
                                                                                      ======       =======



                            See accompanying notes.

                         JONES MEDICAL INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            March 31, 1997 and 1998

                (Dollars in thousands except per share amounts)


1.  GENERAL

    The unaudited interim financial information reflects all adjustments (consisting only of normal recurring accruals) which management considers necessary for a fair presentation of the results of operations for such periods and is subject to year-end adjustments. Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the unaudited interim financial information as permitted by rules and regulations of the Securities and Exchange Commission. Management believes that the disclosures made are adequate to make the information presented not misleading. The results for the interim periods are not necessarily indicative of results for the full year. It is suggested that these financial statements be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 1997, included in the 1997 Annual Report.


2.  DISCONTINUED OPERATIONS

    On March 16, 1998, the Board of Directors of Jones Medical Industries, Inc. ("JMED" or the "Company") approved a plan to discontinue the Company's nutritional supplement product line and contract manufacturing operations. On March 17, 1998, the Company signed a binding agreement with certain operating subsidiaries of Twinlab Corporation (Twin) to sell a portion of this business for $55 million cash on the April 30, 1998 closing date. Net proceeds from the sale to Twin will approximate $40 million, after tax and a net gain on the sale, for financial reporting purposes, will approximate $15 million. The accompanying consolidated statements of income reflect the operating results, net of tax, of the Company's nutritional supplement product line and contract manufacturing operations as discontinued operations. Net sales associated with the discontinued operations approximate $8,728 and $8,139 for the three months ended March 31, 1998 and 1997, respectively.


3.  EARNINGS PER SHARE

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

    The following table sets forth the computations of basic and diluted earnings per share for the three months ended March 31:

                                                     1997               1998
                                                     ----               ----
                                                          (Unaudited)
    Numerator for basic and diluted
      earnings per share:
        Income from continuing operations       $      6,469      $      7,265
        Income from discontinued operations            1,649             1,218
                                                ------------      ------------

                                                $      8,118      $      8,483
                                                ============      ============

    Denominator for basic earnings per
        share-weighted average shares             28,477,265        28,683,106
    Effect of dilutive stock options                 877,489           830,288
                                                ------------      ------------

    Denominator for diluted earnings per share    29,354,754        29,513,394
                                                ============      ============

    Earning per share:
        Basic:   Continuing operations          $        .23      $        .25
                 Discontinued operations                 .06               .05
                                                ------------      ------------
                                                $        .29      $        .30
                                                ============      ============

        Diluted: Continuing operations          $        .22      $        .25
                 Discontinued operations                 .06               .04
                                                ------------      ------------
                                                $        .28      $        .29
                                                ============      ============


4.  INVENTORIES

    Inventories are valued at the lower of cost on a first-in, first-out basis or market.


    Inventories used in continuing operations are comprised as follows:


                                                 December 31,      March 31,
                                                    1997             1998
                                                                  (Unaudited)
                                                 ------------     -----------
    Raw material..............................    $ 1,961          $ 2,210
    Work-in-process...........................        745              404
    Finished goods............................      4,593            4,777
                                                  -------          -------
                                                  $ 7,299          $ 7,391
                                                  =======          =======


5.  PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment used in continuing operations are as follows:


                                         December 31,      March 31,
                                             1997             1998
                                                          (Unaudited)
                                         ------------     -----------
    Land.............................      $   2,059        $   2,059
    Building and improvements........         11,298           11,331
    Equipment and furniture..........         14,473           14,880
    Automobiles......................            591              591
                                           ---------        ---------
                                              28,421           28,861
    Less accumulated depreciation
      and amortization...............         (5,124)          (5,531)
                                           ---------        ---------
                                           $  23,297        $  23,330
                                           =========        =========


6.  INTANGIBLE ASSETS

    Intangible assets used in continuing operations are as follows:

                                                                                     December 31,      March 31,
                                                                                         1997            1998
                                                                                                      (Unaudited)
                                                                                   --------------   --------------
    Distribution systems, trademarks and licenses.................                 $     66,827     $     66,827
    Restrictive covenants and other intangibles...................                        7,624            7,646
    Goodwill......................................................                       14,534           14,534
                                                                                   ------------     ------------
                                                                                         88,985           89,007
    Less accumulated amortization.................................                       (8,503)          (9,486)
                                                                                   ------------     ------------
                                                                                   $     80,482     $     79,521
                                                                                   ============     ============

7.  CONTINGENCIES

    The Company currently carries product liability coverage of $20,000,000 per occurrence and $20,000,000 in the aggregate on a "claims made" basis. In addition to this policy, the Company carries a $5,000,000 umbrella policy. There is no assurance that the Company's present insurance will cover any potential claims that may be asserted in the future. In addition, the Company is subject to legal proceedings and claims, which arise in the ordinary course of business.

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

    The FDA announced in an August 14, 1997, Federal Register Notice that orally administered drug products containing levothyroxine sodium are now classified as new drugs. Manufacturers, who wish to continue to market these products, must submit new drug application (NDA). After August 14, 2000, any levothyroxine sodium product marketed without an approved NDA will be subject to regulatory action. Levoxyl, with total sales of approximately $5.8 million in the first quarter of 1997 and $6.3 million in the first quarter of 1998, was marketed prior to the date of the FDA notice and, therefore, will continue to be eligible for marketing until August 14, 2000. The FDA is allowing the Company and other current manufacturers three
    (3) years to obtain approved NDA's. The Company plans to dedicate significant resources to this NDA process during 1998 and 1999 and expects to incur costs in excess of $2 million to secure an approved NDA for Levoxyl.

                        PART I - FINANCIAL INFORMATION

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                      OPERATIONS AND FINANCIAL CONDITION

    The Company's decision to dispose of its nutritional supplements product line and contract manufacturing operations requires a restatement of its historical financial information under applicable accounting principles and regulations to reflect such operations as `discontinued operations' (See
    Note 2 to the Condensed Consolidated Financial Statements elsewhere in this report). As a result of the Company's restatement of its historical financial information, the comparative dollar values and percentage amounts used throughout Item 2 of this report reflect this restatement and relate solely to the Company's continuing pharmaceutical operations, unless otherwise indicated.

    The following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results in future periods may differ significantly from the results discussed in or anticipated by such forward-looking statements.

                 ********************************************

    The following table sets forth, for the two interim periods indicated, the percentages which certain components of the Consolidated Statements of Income bear to product net sales and the percentage change of such components (based on aggregate dollars) as compared to the prior year.


                                                                                           INCREASE
                                                                                          (DECREASE)
                                                                                           AGGREGATE
                                                                THREE MONTHS ENDED          DOLLAR
                                                                     MARCH 31,              AMOUNT
                                                                --------------------     ------------
                                                                   1997        1998
                                                                ---------    -------
Sales from continuing operations                                  100.0%      100.0%          9.7%
Cost of sales                                                      22.4        23.9          17.0
                                                                ---------    -------      --------
Gross profit                                                       77.6        76.1           7.6
Selling, general and administrative expenses:
    Selling                                                        17.6        17.3           7.9
    General and administrative                                     11.1         8.6         (15.5)
    Amortization                                                    3.3         4.1          35.7
                                                                ---------    -------      --------
         Total selling, general and
         administrative expenses                                   32.0        30.0           2.6
                                                                ---------    -------      --------
Operating income from continuing operations                        45.6        46.1          11.1
Interest income                                                     3.1         3.3          15.8
Other income (expense)                                             (0.5)       (0.1)        (72.8)
                                                                ---------    -------      --------
Income before taxes from continuing operations                     48.2        49.3          12.3
Provision for income taxes                                         18.3        18.8          12.3
                                                                ---------    -------      --------
Income from continuing operations                                  29.9        30.5          12.3
Income from discontinued operations (net of tax)                    7.6         5.1         (26.1)
                                                                ---------    -------      --------
Net income                                                         37.5%       35.6%          4.5%
                                                                =========    =======      ========



SALES FROM CONTINUING OPERATIONS

Sales from continuing operations for the three months ended March 31, 1998 increased 9.7% to $23.7 million from $21.6 million for the three months ended March 31, 1997. The Company's increase in sales from continuing operations in the first quarter of 1998 occurred despite the fact that sales for the first quarter of 1997 were at an abnormally higher level due to distributor forward buying of Levoxyl and Tapazole. The strong sales in the first quarter of 1998 result from the acquisition of Triostat and Cytomel from SmithKline Beecham on June 27, 1997 and internal unit and dollar sales growth in the Company's primary products including Thrombin-JMI, Levoxyl and Brevital.


GROSS PROFIT

Gross profit during the first quarter of 1998 increased 7.6% or $1.3 million to $18.1 million from $16.8 million in 1997. As a percentage of sales from continuing operations, margins decreased slightly from 77.6% in 1997 to 76.1% in 1998. The decrease occurred due to an abnormally higher level of buying by distributors related to the forward buying of two of the Company's higher margin products, Levoxyl and Tapazole, in the first quarter of 1997.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling expenses increased 7.9% or $300,000 to $4.1 million for the three months ended March 31, 1998 from $3.8 million in 1997 due to increased royalties related to sales of Brevital in 1998, increased administrative fees to hospital buying groups resulting from sales increases in Thrombin-JMI and Levoxyl, and increased sampling of products to physician prescribers. As a percentage of sales from continuing operations, selling expenses were 17.3% in the first quarter of 1998 as compared to 17.6% in the first quarter of 1997.

General and administrative expenses decreased from $2.4 million in the first quarter of 1997 to $2.0 million in the first quarter of 1998 primarily due to the accrual of higher bonuses and donations in the 1997 first quarter. As a percentage of sales from continuing operations, general and administrative expenses declined from 11.1% in 1997 to 8.6% in 1998.

Amortization expenses associated with intangible assets and included in selling, general and administrative expenses increased 35.7% to $977,000 in the first quarter of 1998 from $720,000 in the first quarter of 1997 due to amortization expense associated with the acquisition of Cytomel and Triostat in June 1997. As a percentage of sales from continuing operations, amortization expense increased from 3.3% in 1997 to 4.1% in 1998.


OPERATING INCOME FROM CONTINUING OPERATIONS

Operating income from continuing operations during the first quarter of 1998 increased 11.1% or $1.1 million to $11.0 million from $9.9 million in 1997, and increased as a percentage of sales from continuing operations to 46.1% in 1998 from 45.6% in 1997, as a result of lower operating expenses as a percentage of sales.

OTHER INCOME (EXPENSE)

Total other income increased $185,000 in the first quarter of 1998 compared to the first quarter of 1997 due primarily to the increase in interest income from $678,000 in the first quarter of 1997 to $785,000 in the first quarter of 1998. The increase in interest income results from higher invested cash balances in 1998.


INCOME TAXES

The provision for income taxes in the first quarter of 1998 remained unchanged at 38.0% of pre-tax income as compared to the first quarter of 1997.


INCOME FROM CONTINUING OPERATIONS

Income from continuing operations increased 12.3% or $796,000 to $7.3 million in the first quarter of 1998 from $6.5 million in the first quarter of 1997 and increased as a percentage of sales from continuing operations to 30.5% in 1998 from 29.9% in 1997.


INCOME FROM DISCONTINUED OPERATIONS

Income from discontinued operations, net of taxes, decreased from $1.6 million in the first quarter of 1997 to $1.2 million in the first quarter of 1998 due to lower margins on the nutritional contract manufacturing business. As a percentage of sales from continuing operations, income from discontinued operations decreased from 7.6% of sales from continuing operations in 1997 to 5.1% in 1998. The decline in significance of the Discontinued Operations results from the Company's strategy to increase, both through acquisitions and internal growth, the sales of higher-margin products and to focus on its proprietary pharmaceutical operations.


NET INCOME

Net income increased 4.5% or $365,000 to $8.5 million in 1998 from $8.1 million in 1997 and as a percentage of sales from continuing operations decreased slightly to 35.6% in 1998 from 37.5% in 1997 due to the decrease in income from discontinued operations.

FINANCIAL CONDITION


BALANCE SHEET INFORMATION

The Company's current ratio decreased from 13.9:1 as of December 31, 1997 to 7.9:1 as of March 31, 1998, primarily due to the increase in income taxes payable at March 31, 1998. Working capital increased to $87.3 million as of March 31, 1998 from $78.6 million as of December 31, 1997 primarily due to the increase in cash of $16.3 million offset by the increase in current liabilities of $6.7 million.


LIQUIDITY AND CAPITAL RESOURCES

Since inception the Company has financed its operations primarily through cash flow from operations, public and private sales of equity securities and borrowings under revolving credit facilities. At March 31, 1998 and December 31, 1997, the Company had cash and cash equivalents of $66.2 million and $49.9 million, respectively. The net cash generated from operating activities of $17.3 million in the first quarter of 1998 was used to fund property, plant and equipment additions of $440,000, payment of common stock dividends of $718,000, and increase the cash and cash equivalents balance by $16.3 million. The Company believes that available resources and anticipated cash flows from operations are adequate to meet currently anticipated operating needs and, together with the net proceeds of approximately $40 million to be derived from Discontinued Operations, to fund future acquisitions. While the Company does not maintain current lines of credit, it believes it has sufficient borrowing capacity in the event that acquisition opportunities cannot be funded from existing resources.

Total assets increased $14.7 million to $218.3 million at March 31, 1998 from $203.7 million at December 31, 1997 primarily due to the increase in cash generated from operations. Total liabilities increased $6.7 million to $18.7 million at March 31, 1998 from $12.0 million at December 31, 1997 primarily due to the increase in income taxes payable.

Inventories remained relatively flat at $7.4 million at March 31, 1998 compared to $7.3 million at December 31, 1997. Accounts receivable increased to $14.2 million at March 31, 1998 from $13.7 million at December 31, 1997 due to increases in sales from continuing operations in the first quarter of 1998. In days outstanding, accounts receivable decreased from 54 days at December 31, 1997 to 53 days at March 31, 1998.

Net assets of discontinued operations (including current and noncurrent) decreased from $24.0 million at December 31, 1997 to $21.9 million at March 31, 1998 primarily due to a decrease in accounts receivable of $885,000, a decrease in inventory of $654,000, an increase in accounts payable of $324,000, and depreciation and amortization of $362,000.

The Company has experienced only moderate raw material and labor price increases in recent years. While the Company has passed some price increases along to customers, the Company has primarily benefited from rapid sales growth, negating most inflationary pressures. The Company's manufacturing operations are not capital intensive and, as such, the impact of inflation on the property, plant, and equipment and associated depreciation expense of the Company has been minimal.

                         PART II - OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS

        The Company is a defendant in more than 200 lawsuits which claim damages for personal injury arising from the manufacture, sale and prescription of certain weight-loss drugs, including dexfenfluramine, fenfluramine and phentermine. The lawsuits seek, among other things, compensatory and punitive damages and court supervised medical monitoring of persons who have ingested the products. Generally, the lawsuits allege that the Company and the other defendants (i) marketed these products for the treatment of obesity and misled users of the products with respect to the dangers associated with them, (ii) failed to adequately test the products individually and when taken in combination with the other drugs, and (iii) knew or should have known about the negative effects of the drugs, and should have informed the public about the risks of such negative effects.

        The Company, as successor to Abana Pharmaceuticals, Inc. ("Abana"), distributes Obenix, its branded phentermine product. The lawsuits have been filed in various state and federal jurisdictions throughout the United States and in each of these suits, the Company or Abana is one of many defendants who are alleged to have either manufactured or distributed these weight-loss products in the past. Neither the Company nor Abana has at any time (i) manufactured Obenix or any of the other products in the lawsuits, nor (ii) distributed any of the other products in the lawsuits.

        The Company denies any wrongdoing incident to its distribution of Obenix and has tendered defense of these lawsuits to it insurance carriers for handling. The Company intends to vigorously defend the lawsuits and pursue all reasonable defenses available to it. The lawsuits are in their preliminary stages and it is too early to determine what, if any, liability the Company will have with respect to the claims set forth in these lawsuits. In the event that there is not adequate insurance coverage to satisfy all claims set forth in these lawsuits, the Company will have to resume defense of these suits and be responsible for the damages, if any, that are awarded against it. Management of the company does not believe that the outcome of these lawsuits will have a material adverse effect on the Company's financial condition.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  JONES MEDICAL INDUSTRIES, INC.



Date:    May 15, 1998             By:/s/ Dennis M. Jones
       ----------------------        -------------------------
                                     Dennis M. Jones, President




Date:    May 15, 1998             By: /s/ Judith A. Jones
      -----------------------         ------------------------
                                      Judith A. Jones
                                      Executive Vice President and
                                      Principal Financial and Accounting Officer