Form 10-Q
period 1998-06-30
JONES MEDICAL INDUSTRIES INC /DE/
filed 1998-08-14
CIK 793613

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For The Quarterly Period Ended June 30, 1998

                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
               FOR THE TRANSITION PERIOD FROM _______ TO _______

                           COMMISSION FILE NO. 0-15098

                            JONES PHARMA INCORPORATED
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


INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS. YES [X]    NO [ ].

NUMBER OF SHARES OUTSTANDING OF REGISTRANT'S COMMON STOCK AS OF, AUGUST 2, 1998:
28,736,008

                            JONES PHARMA INCORPORATED

                                      INDEX

                                                                                                        PAGE
                                                                                                       NUMBER
                                                                                                       ------
Part I - Financial Information

     Item 1.  Financial Statements


         Condensed Consolidated Balance Sheets -
         December 31, 1997 and June 30, 1998                                                                 3


         Condensed Consolidated Statements of Income -
         six months ended June 30, 1997 and 1998                                                             4


         Condensed Consolidated Statements of Stockholders'
         Equity - six months ended June 30, 1997 and 1998                                                    5


         Condensed Consolidated Statements of Cash Flows -
         six months ended June 30, 1997 and 1998                                                         6 - 7


         Notes to Condensed Consolidated Financial Statements                                           8 - 11


     Item 2.  Management's Discussion and Analysis
                      of Results of Operations and Financial Condition                                 12 - 16



Part II - Other Information


     Item 1.  Legal Proceedings                                                                             17


Signatures                                                                                                  18

                            JONES PHARMA INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS

          (In thousands of dollars except share and per share amounts)

                                                                                       December 31,      June 30,
                                                                                           1997            1998
                                                                                       ------------      --------
                                                                                                        (Unaudited)
ASSETS
Current assets:
       Cash and cash equivalents ................................................        $ 49,877        $114,574
       Accounts receivable, less allowance for doubtful accounts of
       $ 1,196 at December 31, 1997 and $ 1,336 at June 30, 1998 ................          13,650          10,101
       Inventories ..............................................................           7,299           6,497
       Deferred income taxes ....................................................           2,443           3,200
       Other ....................................................................             479           1,035
       Net assets of discontinued operations ....................................          10,883              --
                                                                                         --------        --------
Total current assets ............................................................          84,631         135,407
Net property, plant and equipment ...............................................          23,297          23,506
Net intangible assets ...........................................................          80,482          68,123
Other assets ....................................................................           2,219           2,718
Net assets of discontinued operations ...........................................          13,100              --
                                                                                         --------        --------
Total assets ....................................................................        $203,729        $229,754
                                                                                         ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
       Accounts payable and accrued expenses ....................................        $  4,631        $ 11,032
       Income taxes payable .....................................................           1,450             796
                                                                                         --------        --------
Total current liabilities .......................................................           6,081          11,828
Deferred income taxes ...........................................................           5,922           3,516
Stockholders' equity:
       Preferred stock, $.01 par value; 5,000,000 shares authorized; no shares
       issued or outstanding ....................................................              --              --

       Common stock, $.04 par value; 75,000,000 authorized, 28,647,300 issued and
       outstanding at December 31, 1997 and 28,715,883 at June 30, 1998 .........           1,146           1,149

       Contributed capital ......................................................         109,129         109,355
       Retained earnings ........................................................          81,451         103,906
                                                                                         --------        --------
Total stockholders' equity ......................................................         191,726         214,410
                                                                                         --------        --------
Total liabilities and stockholders' equity ......................................        $203,729        $229,754
                                                                                         ========        ========


                             See accompanying notes.

                            JONES PHARMA INCORPORATED
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
               (In thousands of dollars except per share amounts)

                                                                       Three Months Ended                  Six Months Ended
                                                                            June 30,                            June 30,
                                                                    -------------------------         -------------------------
                                                                      1997             1998             1997             1998
                                                                    --------         --------         --------         --------
Sales from continuing operations ...........................        $ 18,999         $ 26,675         $ 40,636         $ 50,418
Cost of sales ..............................................           7,063            6,371           11,909           12,043
                                                                    --------         --------         --------         --------
Gross profit ...............................................          11,936           20,304           28,727           38,375
Selling, general and administrative expenses:
     Selling ...............................................           3,178            4,239            6,978            8,339
     General and administrative ............................           1,276            2,634            3,685            4,668
     Amortization ..........................................             868              945            1,588            1,922
     Nonrecurring charge ...................................              --           10,500               --           10,500
                                                                    --------         --------         --------         --------
          Total selling, general and administrative expenses           5,322           18,318           12,251           25,429
                                                                    --------         --------         --------         --------

Operating income from continuing operations ................           6,614            1,986           16,476           12,946
Other income (expense):
     Interest income .......................................             748            1,433            1,426            2,218
     Other .................................................             (72)              (2)            (178)             (31)
                                                                    --------         --------         --------         --------
Income before taxes from continuing operations .............           7,290            3,417           17,724           15,133
Provision for income taxes .................................           2,708            5,412            6,673            9,864
                                                                    --------         --------         --------         --------
Income (loss) from continuing operations ...................           4,582           (1,995)          11,051            5,269
Income from discontinued operations (net of taxes):
     Gain on sale of discontinued operations ...............              --           17,079               --           17,079
     Income from discontinued operations ...................           1,794              468            3,443            1,689
                                                                    --------         --------         --------         --------
          Income from discontinued operations ..............           1,794           17,547            3,443           18,768
                                                                    --------         --------         --------         --------
Net income .................................................        $  6,376         $ 15,552         $ 14,494         $ 24,037
                                                                    ========         ========         ========         ========

Earnings (loss) per share:
     Basic:   Continuing operations ........................        $    .16         $   (.07)        $    .39         $    .18
              Discontinued operations ......................             .06              .61              .12              .65
                                                                    --------         --------         --------         --------
                                                                    $    .22         $    .54         $    .51         $    .83
                                                                    ========         ========         ========         ========
     Diluted: Continuing operations ........................        $    .16         $   (.07)        $    .38         $    .18
              Discontinued operations ......................             .06              .60              .12              .64
                                                                    --------         --------         --------         --------
                                                                    $    .22         $    .53         $    .50         $    .82
                                                                    ========         ========         ========         ========

                             See accompanying notes.

                            JONES PHARMA INCORPORATED
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                     Six Months Ended June 30, 1997 and 1998

          (In thousands of dollars except share and per share amounts)

                                 Number of shares        Preferred     Common      Contributed        Retained
                               Preferred    Common         Stock        Stock         Capital         Earnings           Total
                               ---------   ----------     ------     -----------    -----------      -----------     -----------
Balance at December 31, 1996       --      28,435,451     $   --     $     1,137    $   108,582      $    52,200     $   161,919
Exercise of stock options ...      --         198,624         --               8            595               --             603
Shares tendered in payment
  of option exercise price ..      --         (10,182)        --              --           (340)              --            (340)
Return of escrowed shares ...      --          (2,693)        --              --            (87)              --             (87)
Net income ..................      --              --         --              --             --           14,494          14,494
Cash dividend declared -
  common stock ($.045
  per share) ................      --              --         --              --             --           (1,287)         (1,287)
                                -----      ----------     ------     -----------    -----------      -----------     -----------
Balance at June 30, 1997 ....      --      28,621,200     $   --     $     1,145    $   108,750      $    65,407     $   175,302
                                =====      ==========     ======     ===========    ===========      ===========     ===========

Balance at December 31, 1997       --      28,647,300     $   --     $     1,146    $   109,129      $    81,451     $   191,726
Exercise of stock options ...      --          71,460         --               3            226               --             229
Shares tendered in payment of
option price ................      --          (2,877)        --              --             --               --              --
Net income ..................      --              --         --              --             --           24,037          24,037
Cash dividend declared -
  common stock ($.050
  per share) ................      --              --         --              --             --           (1,582)         (1,582)
                                -----      ----------     ------     -----------    -----------      -----------     -----------
Balance at June 30, 1998 ....      --      28,715,883     $   --     $     1,149    $   109,355      $   103,906     $   214,410
                                =====      ==========     ======     ===========    ===========      ===========     ===========



                             See accompanying notes.

                            JONES PHARMA INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                            (In thousands of dollars)

                                                                                   Six months ended
                                                                                       June 30,
                                                                                1997             1998
                                                                              ---------        ---------
Cash flows from operating activities:
     Net income .......................................................          14,494           24,037
     Non-cash adjustments:
         Depreciation and amortization ................................           2,242            2,864
         Provision for uncollectibles .................................              22              140
         Nonrecurring charge ..........................................              --           10,500
         Pretax gain on sale of discontinued operations ...............              --          (30,616)
         Deferred income tax ..........................................              --           (3,163)
         Loss on asset sales ..........................................              19               --
     Change in assets and liabilities:
         Accounts receivable ..........................................          (2,822)           3,409
         Income tax receivable ........................................           1,562               --
         Inventories ..................................................          (1,515)             802
         Other current assets .........................................             694           (1,121)
         Accounts payable and accrued expenses ........................            (306)           6,401
         Income taxes payable .........................................              --             (653)
         Discontinued operations - non-cash charges and working capital           1,183               --
                                                                              ---------        ---------
              Net cash from operating activities ......................          15,573           12,600
                                                                              ---------        ---------
Cash flows from (used for) investing activities:
     Proceeds from sale of assets .....................................              33                3
     Product acquisitions .............................................         (22,800)              --
     Additions to property, plant and equipment .......................          (3,350)          (1,555)
     Proceeds from sale of discontinued operations ....................              --           55,000
     Investing activities - discontinued operations ...................            (278)              --
                                                                              ---------        ---------
              Net cash from (used for) investing activities ...........         (26,395)          53,448
Cash flows from (used for) financing activities:
     Payment of dividends .............................................          (1,847)          (1,580)
     Proceeds from exercise of stock options ..........................             263              229
                                                                              ---------        ---------
         Net cash from (used for) financing activities ................          (1,584)          (1,351)
                                                                              ---------        ---------
Increase (decrease) in cash and cash equivalents ......................         (12,406)          64,697
Cash and cash equivalents, beginning of period ........................          52,172           49,877
                                                                              ---------        ---------
Cash and cash equivalents, end of period ..............................       $  39,766        $ 114,574
                                                                              =========        =========


                             See accompanying notes.

                            JONES PHARMA INCORPORATED
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CON'T)
                                   (UNAUDITED)

                            (In thousands of dollars)



Supplemental Disclosures of Cash Flow Information:

                                              Six months ended
                                                   June 30,
                                              1997          1998
                                           ---------       -------
Cash paid during the six months for:

Interest ...........................       $      --       $    --
                                           ---------       -------
Income taxes .......................       $   7,412       $27,992
                                           =========       =======


                             See accompanying notes.

                            JONES PHARMA INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 1997 and 1998

            (Dollars in thousands except share and per share amounts)


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

2.    DISCONTINUED OPERATIONS

On March 16, 1998, the Board of Directors of JONES PHARMA INCORPORATED ("JMED" or the "Company") approved a plan to discontinue the Company's nutritional supplements product line and contract manufacturing operations. On March 17, 1998, the Company signed a binding agreement with certain operating subsidiaries of Twinlab Corporation (Twin) to sell a portion of this business for $55,000 cash on the April 30, 1998 closing date. A gain on the sale, of approximately $17,000, net of taxes of approximately $13,500, has been recorded in the 1998 second quarter results. The accompanying consolidated statements of income reflect the operating results, net of tax, of the Company's nutritional supplements product line and contract manufacturing operations as discontinued operations. Net sales associated with the discontinued operations approximate $17,027 for the six months ended June 30, 1997 and $11,901 for the period January 1, 1998 to April 30, 1998 (the sale date).

3.    NONRECURRING CHARGE

In June 1998, the Company recorded a non-cash accounting charge related to an impairment of certain under-performing long-lived assets. As a result of the Company's strategic review process of its product lines and related intangible assets, the Company determined that a portion of the goodwill associated with certain lower-margin pharmaceutical products had been impaired. The revised carrying value of the respective goodwill was calculated on the basis of discounted estimated future cash flows and resulted in a non-cash, after-tax charge of $10,500, or $.36 per share.

This nonrecurring charge has no impact on the Company's 1998 cash flow or its ability to generate cash flow in the future. Future amortization expense will be reduced (both pre-tax and after-tax) by approximately $420 per year.

4.  EARNINGS PER SHARE

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

The following table sets forth the computations of basic and diluted earnings per share for the three months and six months ended June 30:

                                                           Three Months Ended                          Six Months Ended
                                                                June 30,                                    June 30,
                                                   -----------------------------------        --------------------------------
                                                        1997                 1998                  1997              1998
                                                   --------------       --------------        --------------       -----------
                                                              (Unaudited)                                 (Unaudited)
Numerator for basic and diluted
  earnings per share:
     Income(loss) from continuing operations       $        4,582       $       (1,995)       $       11,051       $     5,269
     Income from discontinued operations ...                1,794               17,547                 3,443            18,768
                                                   --------------       --------------        --------------       -----------

                                                   $        6,376       $       15,552        $       14,494       $    24,037
                                                   ==============       ==============        ==============       ===========
Denominator for basic earnings per
     share-weighted average shares .........           28,609,000           28,712,000            28,537,000        28,697,000
Effect of dilutive stock options ...........              594,000              534,000               441,000           584,000
                                                   --------------       --------------        --------------       -----------

Denominator for diluted earnings per share .           29,203,000           29,246,000            28,978,000        29,281,000
                                                   ==============       ==============        ==============       ===========

Earnings(loss) per share:
     Basic:   Continuing operations ........       $          .16       $         (.07)       $          .39       $       .18
              Discontinued operations ......                  .06                  .61                   .12               .65
                                                   --------------       --------------        --------------       -----------
                                                   $          .22       $          .54        $          .51       $       .83
                                                   ==============       ==============        ==============       ===========

     Diluted: Continuing operations ........       $          .16       $         (.07)       $          .38       $       .18
              Discontinued operations ......                  .06                  .60                   .12               .64
                                                   --------------       --------------        --------------       -----------
                                                   $          .22       $          .53        $          .50       $       .82
                                                   ==============       ==============        ==============       ===========

5. INVENTORIES

Inventories are valued at the lower of cost on a first-in, first-out basis or market. Inventories used in continuing operations are comprised as follows:

                                                                              December 31,    June 30,
                                                                                 1997           1998
                                                                                -------       -------
                                                                                             (Unaudited)
Raw material.........................................................           $ 1,961       $ 2,447
Work-in-process......................................................               745           613
Finished goods.......................................................             4,593         3,437
                                                                                -------       -------
                                                                                $ 7,299       $ 6,497
                                                                                =======       ========


6.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment used in continuing operations are as follows:

                                                     December 31,        June 30,
                                                         1997              1998
                                                       --------          --------
                                                                        (Unaudited)
Land .........................................         $  2,059          $  2,073
Building and improvements ....................           11,298            11,550
Equipment and furniture ......................           13,057            14,924
Automobiles ..................................              591               591
Projects in process ..........................            1,416             1,154
                                                       --------          --------
                                                         28,421            30,292
Less accumulated depreciation and amortization           (5,124)           (6,786)
                                                       --------          --------
                                                       $ 23,297          $ 23,506
                                                       ========          ========

7.  INTANGIBLE ASSETS

Intangible assets used in continuing operations are as follows:

                                                    December 31,        June 30,
                                                        1997              1998
                                                      --------          --------
                                                                       (Unaudited)
Distribution systems, trademarks and licenses         $ 66,827          $ 66,827
Restrictive covenants and other intangibles .            7,624             7,710
Goodwill ....................................           14,534             4,033
                                                      --------          --------
                                                        88,985            78,570
Less accumulated amortization ...............           (8,503)          (10,447)
                                                      --------          --------
                                                      $ 80,482          $ 68,123
                                                      ========          ========

8.  INCOME TAXES

The provisions for income taxes for the three month and six month periods ended June 30, 1997 are based on estimated effective annual income tax rates of 37.1% and 37.6%, respectively. For the three month and six month periods ended June 30, 1998, the provisions for income taxes reflect the nondeductibility of the $10,500 nonrecurring charge. Excluding the effects of the nonrecurring charge, the estimated effective income tax rate in 1998 approximates 38.5%.

9.  CONTINGENCIES

The Company currently carries product liability coverage of $20,000 per occurrence and $20,000 in the aggregate on a "claims made" basis. In addition to this policy, the Company carries a $5,000 umbrella policy. There is no assurance that the Company's present insurance will cover any potential claims that may be asserted in the future. In addition, the Company is subject to legal proceedings and claims, which arise in the ordinary course of business.

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

The FDA announced in an August 14, 1997, Federal Register Notice that orally administered drug products containing levothyroxine sodium are now classified as new drugs. Manufacturers, who wish to continue to market these products, must submit new drug application (NDA). After August 14, 2000, any levothyroxine sodium product marketed without an approved NDA will be subject to regulatory action. Levoxyl, with total sales of approximately $9,300 for the six months ended June 30, 1997 and $14,900 for the six months ended June 30, 1998, was marketed prior to the date of the FDA notice and therefore will continue to be eligible for marketing until August 14, 2000. The FDA is allowing the Company and other current manufacturers three (3) years to obtain approved NDA's. The Company plans to dedicate significant resources to this NDA process during 1998 and 1999 and expects to incur costs in excess of $2,000 to secure an approved NDA for Levoxyl.

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

                  ********************************************

The following table sets forth, for the interim periods indicated, the percentages which certain components of the Consolidated Statements of Income bear to product net sales and the percentage change of such components (based on aggregate dollars) as compared to the prior year.

                                                                                                                          INCREASE
                                                                                                                         (DECREASE)
                                                                                                                         AGGREGATE
                                                           THREE MONTHS ENDED                  SIX MONTHS ENDED            DOLLAR
                                                                 June 30,                           June 30,               AMOUNT
                                                         -----------------------           -----------------------       ----------
                                                          1997             1998             1997             1998
                                                         ------           ------           ------           ------
Sales from continuing operations ...............          100.0%           100.0%           100.0%           100.0%            24.1%
Cost of sales ..................................           37.2             23.9             29.3             23.9              1.1
                                                         ------           ------           ------           ------           ------
Gross profit ...................................           62.8             76.1             70.7             76.1             33.6
Selling, general and administrative expenses:
    Selling ....................................           16.7             15.9             17.2             16.5             19.5
    General and administrative .................            6.7              9.9              9.1              9.3             26.7
    Amortization ...............................            4.6              3.5              3.9              3.8             21.0
    Nonrecurring Charge ........................            0.0             39.4              0.0             20.8              N/A
                                                         ------           ------           ------           ------           ------
        Total selling, general and
          administrative expenses ..............           28.0             68.7             30.2             50.4            107.6
                                                         ------           ------           ------           ------           ------
Operating income from continuing operations ....           34.8              7.4             40.5             25.7            (21.4)
Interest income ................................            3.9              5.4              3.5              4.4             55.5
Other income (expense) .........................           (0.4)             0.0             (0.4)            (0.1)           (82.6)
                                                         ------           ------           ------           ------           ------
Income before taxes from continuing operations .           38.3             12.8             43.6             30.0            (14.6)
Provision for income taxes .....................           14.2             20.3             16.4             19.5            (47.8)
                                                         ------           ------           ------           ------           ------
Income (loss) from continuing operations .......           24.1             (7.5)            27.2             10.5            (52.3)
Income from discontinued operations (net of tax)            9.4             65.8              8.5             37.2            445.1
                                                         ------           ------           ------           ------           ------
Net income .....................................           33.5%            58.3%            35.7%            47.7%            65.8%
                                                         ======           ======           ======           ======           ======

SALES FROM CONTINUING OPERATIONS
QUARTER ENDED JUNE 30:

Sales from continuing operations for the three months ended June 30, 1998 increased 40.4% to $26.7 million from $19.0 million for the three months ended June 30, 1997. The Company's increase in sales from continuing operations in the second quarter of 1998 results from the continued strong unit growth in both Levoxyl and Tapazole product sales and the unusually low level of Endocrine product sales in the second quarter of 1997 due to distributor forward buying of Levoxyl and Tapazole in the first quarter of 1997. Endocrine product sales increased $9.7 million in the second quarter of 1998 as compared to the second quarter of 1997 consisting primarily of a $4.9 million increase in Levoxyl, a $3.4 million increase in Tapazole, and Cytomel sales (acquired June 27, 1997) of $2.0 million.

Veterinarian product sales increased 34% to $2.4 million, from $1.8 million in the second quarter of 1998 as compared to the second quarter of 1997 due to unit volume increases in Soloxine and Tussigon.

Critical Care product sales in the second quarter of 1998 were down approximately 28.3% from $9.4 million to $6.7 million due to the decline in Thrombin sales to Johnson & Johnson of approximately $1.0 million, the decline in Thrombin-JMI sales due to the unusually heavy volume in the first quarter of 1998, the $.7 million of Brevital sales on backorder at June 30, 1998 due to supplier production problems that are expected to be improved by the end of the third quarter of 1998, and offset, in part, by the addition of Triostat sales (acquired June 27, 1997), totaling $1.1 million.

SIX MONTHS ENDED JUNE 30:

Sales from continuing operations for the six months ended June 30, 1998 increased 24.1% over the same period of 1997, from $40.6 million to $50.4 million. The increase consists of a 47% increase in Endocrine product sales from $20.9 million to $29.7 million, a 20% increase in Veterinarian product sales from $3.9 million to $4.7 million, and a 1% increase in Critical Care product sales from $15.9 million to $16.0 million.

The Endocrine product sales increase results primarily from a $5.2 million increase in Levoxyl, a $2.5 million increase in Tapazole, and the addition of $3.0 million of Cytomel sales, acquired June 27, 1997.

The Veterinarian product sales increase results from unit volume increases in Soloxine and Tussigon.

Critical Care product sales remained relatively flat due to the decline in Thrombin sales to Johnson & Johnson, the Brevital sales on backorder at June 30, 1998, discussed above, offset by the addition of Triostat product sales of $1.8 million, acquired on June 27, 1997. The decline in Thrombin sales to Johnson & Johnson under contract in 1998 was expected and offers the Company the opportunity to dedicate its Thrombin manufacturing facility exclusively for the production of its branded Thrombin-JMI product.

GROSS PROFIT

Gross profit during the three months ended June 30, 1998 increased 70% or $8.4 million to $20.3 million from $11.9 million in the same period of 1997. As a percentage of sales from continuing operations, margins increased from 62.8% in the second quarter of 1997 to 76.1% in the second quarter of 1998. The increase resulted from lower than normal margins in the second quarter of 1997 due to the forward buying of two of the Company's higher margin products, Levoxyl and Tapazole, in the first quarter of 1997. In addition, the 1998 gross margin increase reflects the increase in sales volume of the higher margin Endocrine products.

Gross profit for the six months ended June 30, 1998 increased 33.6% or $9.6 million to $38.4 million from $28.7 million. As a percentage of sales from continuing operations, margins increased from 70.7% in 1997 to 76.1% in 1998. The year-over-year improvement in gross margin reflects the increase in sales of the higher margin Endocrine products.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling expenses increased 33.4% or $1.1 million to $4.2 million in the second quarter of 1998 due to increases in sales commissions, administrative fees to hospital buying groups, and increased sampling of products to physician prescribers. As a percentage of sales from continuing operations, selling expenses declined from 16.7% in the second quarter of 1997 to 15.9% in the second quarter of 1998.

For the six months ended June 30, 1998, selling expenses increased 19.5% or $1.4 million to $8.3 million. The increase primarily results from increases in sales commissions and increased sampling of products to physician prescribers. As a percentage of sales from continuing operations, selling expenses declined from 17.2% for the six months ended June 30, 1997 to 16.5% for the six months ended June 30, 1998.

General and administrative expenses increased $1.3 million to $2.6 million for the second quarter of 1998. For the six months ended June 30, 1998, general and administrative expenses increased $1.0 million to $4.7 million, from $3.7 million in 1997. The increase in 1998 over 1997 results primarily from increases in bonuses, donations, and medical insurance claims. As a percentage of sales from continuing operations, general and administrative expenses increased slightly to 9.3% in 1998 from 9.1% in 1997.

Amortization expense increased in 1998 due to the intangibles acquired in connection with the Cytomel and Triostat product acquisitions on June 27, 1997.

The nonrecurring charge of $10.5 million in 1998 relates to the write-down of goodwill associated with certain lower-margin pharmaceutical products. The nonrecurring charge has no impact on the Company's 1998 cash flow or its ability to generate cash flow in the future. Future amortization expense will be reduced (both pre-tax and after-tax) by approximately $.4 million per year.

OPERATING INCOME FROM CONTINUING OPERATIONS

Operating income from continuing operations during the second quarter of 1998 decreased $4.6 million to $2.0 million from $6.6 million in 1997 due to the $10.5 million nonrecurring charge. Excluding the nonrecurring charge in the second quarter of 1998, operating income from continuing operations increased $5.9 million, or 89% over the second quarter of 1997. Operating income from continuing operations for the six months ended June 30, 1998 decreased $3.5 million as compared to the same period of 1997, due to the nonrecurring charge in 1998, discussed above. Excluding the nonrecurring charge, operating income from continuing operations increased $7.0 million or 42% over the six months ended June 30, 1997.

OTHER INCOME (EXPENSE)

Other income increased during the three months and six months ended June 30, 1998 as compared to the same periods of 1997 primarily due to the increase in interest income earned on the $55 million of proceeds from the sale of the Company's Nutritional Business on April 30, 1998.

INCOME TAXES

The provisions for income taxes for the three month and six month periods ended June 30, 1997 are based on estimated effective annual income tax rates of 37.1% and 37.6%, respectively. For the three month and six month periods ended June 30, 1998, the provisions for income taxes reflect the nondeductibility of the $10.5 million nonrecurring charge. Excluding the effects of the nonrecurring charge, the estimated effective income tax rate in 1998 approximates 38.5%.

INCOME FROM CONTINUING OPERATIONS

Income from continuing operations for the second quarter of 1998 decreased $6.6 million to a loss of $2.0 million and for the six months ended June 30, 1998, decreased $5.8 million to $5.3 million, as a result of the $10.5 million nonrecurring charge discussed above.

Excluding the nonrecurring charge, income from continuing operations for the second quarter of 1998 increased $3.9 million or 86% as compared to the second quarter of 1997 and for the six months ended June 30, 1998, increased $4.7 million or 43% as compared to the six months ended June 30, 1997.

INCOME FROM DISCONTINUED OPERATIONS

Income from discontinued operations includes an approximate $17 million (net of tax) gain from the sale of the Company's Nutritional Business on April 30, 1998. In addition, income from discontinued operations includes the after-tax operating results of the Company's discontinued businesses prior to the sale of the Nutritional Business on April 30, 1998.

NET INCOME

Net income for the three months ended June 30, 1998 increased $9.2 million over the same period of 1997 and for the six months ended June 30, 1998 increased $9.5 million over the same period of 1997. The $17 million after-tax gain from the sale of the Company's Nutritional Business, less the $10.5 million after-tax nonrecurring charge accounted for $6.5 million of the quarter-over-quarter and year-over-year net income increase.

EARNINGS PER SHARE

Diluted earnings per share from continuing operations, excluding the $10.5 million after-tax, nonrecurring charge, totaled $.29 and $.54 for the quarter and six months ended June 30, 1998 as compared to $.16 and $.38 for the same periods of 1997. The earnings per share increases of 81% for the second quarter of 1998 as compared to 1997, and 42% for the six months ended June 30, 1998 as compared to June 30, 1997, represent net income growth computed on relatively flat average shares outstanding.

BALANCE SHEET INFORMATION

The Company's current ratio decreased from 13.9:1 as of December 31, 1997 to 11.4:1 as of June 30, 1998 although working capital increased to $123.6 million at June 30, 1998 from $78.6 million at December 31, 1997 primarily due to an increase in cash of $64.7 million offset by the disposal of current assets of discontinued operations and an increase in current liabilities of $5.7 million.


LIQUIDITY AND CAPITAL RESOURCES

Since inception the Company has financed its operations primarily through cash flow from operations, public and private sales of equity securities and borrowings under revolving credit facilities. At June 30, 1998 and December 31, 1997, the Company had cash and cash equivalents of $114.6 million and $49.9 million, respectively. The increase in cash during the six months ended June 30, 1998 of $64.7 million reflects the proceeds, net of tax, from the sale of the Company's Nutritional Business and on-going positive cash flow from operations. The Company believes that available resources and anticipated cash flows from operations are adequate to meet currently anticipated operating needs and to fund future acquisitions. While the Company does not maintain current lines of credit, it believes it has sufficient borrowing capacity in the event that acquisition opportunities cannot be funded from existing resources.

Total assets increased $26.0 million to $229.8 million at June 30, 1998 from $203.7 million at December 31, 1997 primarily due to the increase in cash discussed above, offset by the disposal of assets of discontinued operations and the $10.5 million write-off of goodwill reflected as a nonrecurring charge. Total liabilities increased $3.3 million to $15.3 million at June 30, 1998 from $12.0 million at December 31, 1997 primarily due to the increase in accrued liabilities associated with discontinued operations.

Inventories decreased to $6.5 million at June 30, 1998 compared to $7.3 million at December 31, 1997. Accounts receivable decreased to $10.1 million at June 30, 1998 from $13.7 million at December 31, 1997 due to higher sales levels in the month of December 1997 vs. the month of June 1998, and due to the Company's concentrated effort on improving collections. In days outstanding, accounts receivable decreased from 54 days at December 31, 1997 to 43 days at June 30, 1998.

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

                           PART II - OTHER INFORMATION


Item 1. LEGAL PROCEEDINGS

SHIMSHOCK LITIGATION

The Company is a defendant in a lawsuit filed on or about January 9, 1998, in the Superior Court of California, County of San Mateo and styled as Eugene Shimshock, et.al. vs. Marianne Truta, et.al., Cause No. 400614. This lawsuit is a wrongful death and survival action brought by the plaintiffs with respect to the death of a child who died during a dental procedure. The doctors who performed the procedures have been named as defendants as have manufacturers and distributors of several pharmaceutical products. The lawsuit contains no specific allegations that a product of the Company's was involved and the Company has tendered defense of this lawsuit to its insurance carriers for handling. This lawsuit is in its preliminary stage and it is too early to determine what, if any, liability the Company will have with respect to the claims set forth in this lawsuit. Management of Company does not believe that the outcome of this lawsuit will have a material adverse effect on the Company's financial condition.


CHOMPERS WARNING LETTER

The Company has received a Warning Letter from the Food and Drug Administration with respect to a dietary supplement known as "Chompers" which was manufactured by JMI-Phoenix. The Warning Letter alleged that the product was produced with contaminated plaintain and was therefore adulterated and misbranded under certain provisions of the Federal Food, Drug and Cosmetic Act. The Company also received a claim from a person alleging that she was injured from contaminated Chompers. The Company does not believe that its product was contaminated and denies any wrongdoing in this matter. The Company has notified its insurance carrier of the aforementioned claim. Management of the Company does not believe that any potential liability with respect to either the Warning Letter or the aforementioned claim will have a material adverse effect on the Company's financial condition.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       JONES PHARMA INCORPORATED



Date:    August 14, 1998               By: /s/ Dennis M. Jones
     -----------------------------         -------------------------------------
                                           Dennis M. Jones, President




Date:    August 14, 1998               By: /s/ Judith A. Jones
     -----------------------------         -------------------------------------
                                           Judith A. Jones
                                           Executive Vice President and
                                           Principal Financial and Accounting
                                           Officer