Form 10-Q
period 1998-09-30
JONES PHARMA INC
filed 1998-11-13
CIK 793613

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For The Quarterly Period Ended September 30, 1998

                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                        FOR THE TRANSITION PERIOD FROM    TO
                                                      ----  ----
                           COMMISSION FILE NO. 0-15098

                            JONES PHARMA INCORPORATED
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


            DELAWARE                                     43-1229854
 (STATE OR OTHER JURISDICTION OF            (I.R.S. EMPLOYER IDENTIFICATION NO.)
 INCORPORATION OR ORGANIZATION)



  1945 CRAIG ROAD, ST. LOUIS, MISSOURI                          63146
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

NUMBER OF SHARES OUTSTANDING OF REGISTRANT'S COMMON STOCK AS OF, OCTOBER 15, 1998: 28,748,423

                            JONES PHARMA INCORPORATED

                                      INDEX
                                      -----


Part I - Financial Information                                                     PAGE
                                                                                  NUMBER
                                                                                  ------
    Item 1.  Financial Statements


         Condensed Consolidated Balance Sheets -
         December 31, 1997 and September 30, 1998                                    3


         Condensed Consolidated Statements of Income -
         three months and nine months ended September 30, 1997 and 1998              4


         Condensed Consolidated Statements of Stockholders'
         Equity - nine months ended September 30, 1997 and 1998                      5


         Condensed Consolidated Statements of Cash Flows -
         nine months ended September 30, 1997 and 1998                           6 - 7


          Notes to Condensed Consolidated Financial Statements                  8 - 11


     Item 2.  Management's Discussion and Analysis
                   of Results of Operations and Financial Condition            12 - 16



Part II - Other Information


     Item 1.  Legal Proceedings                                                     17

Signatures                                                                          18

                                       2

                            JONES PHARMA INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS

          (In thousands of dollars except share and per share amounts)

                                                                                    December 31,   September 30,
                                                                                        1997           1998
                                                                                    -----------    ------------
                                                                                                    (Unaudited)
       ASSETS
Current assets:
       Cash and cash equivalents ................................................     $  49,877     $ 115,189
       Accounts receivable, less allowance for doubtful accounts of
       $ 1,196 at December 31, 1997 and $ 951 at September 30, 1998 .............        13,650        14,385
       Inventories ..............................................................         7,299         6,791
       Deferred income taxes ....................................................         2,443         3,200
       Other ....................................................................           479         1,728
       Net assets of discontinued operations ....................................        10,883            --
                                                                                      ---------     ---------
Total current assets ............................................................        84,631       141,293
Net property, plant and equipment ...............................................        23,297        23,728
Net intangible assets ...........................................................        80,482        67,208
Other assets ....................................................................         2,219         4,632
Net assets of discontinued operations ...........................................        13,100            --
                                                                                      ---------     ---------
Total assets ....................................................................     $ 203,729     $ 236,861
                                                                                      =========     =========

       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
       Accounts payable and accrued expenses ....................................     $   4,631     $  10,174
       Income taxes payable .....................................................         1,450          (148)
                                                                                      ---------     ---------
Total current liabilities .......................................................         6,081        10,026
Deferred income taxes ...........................................................         5,922         3,516
Stockholders' equity:
       Preferred stock, $.01 par value; 5,000,000 shares authorized; no shares
       issued or outstanding ....................................................            --            --

       Common stock, $.04 par value; 75,000,000 authorized, 28,647,300 issued and
       outstanding at December 31, 1997 and 28,748,423 at September 30, 1998 ....         1,146         1,150
       Contributed capital ......................................................       109,129       110,474
       Retained earnings ........................................................        81,451       111,695
                                                                                      ---------     ---------
Total stockholders' equity ......................................................       191,726       223,319
                                                                                      ---------     ---------
Total liabilities and stockholders' equity ......................................     $ 203,729     $ 236,861
                                                                                      =========     =========




                             See accompanying notes.

                            JONES PHARMA INCORPORATED
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
               (In thousands of dollars except per share amounts)


                                                                    Three Months Ended      Nine Months Ended
                                                                       September 30,          September 30,
                                                                       -------------          -------------

                                                                      1997       1998         1997        1998
                                                                      ----       ----         ----        ----
Sales from continuing operations ................................   $22,168     $26,387     $62,804     $76,806
Cost of sales ...................................................     6,115       6,025      18,024      18,069
                                                                    -------     -------     -------     -------
Gross profit ....................................................    16,053      20,362      44,780      58,737
Selling, general and administrative expenses:
  Selling .......................................................     3,312       4,302      10,290      12,641
  General and administrative ....................................     1,784       2,084       5,469       6,753
  Amortization...................................................     1,140         871       2,728       2,793
  Nonrecurring charge ...........................................        --          --          --      10,500
                                                                    -------     -------     -------     -------
    Total selling, general and administrative expenses ..........     6,236       7,257      18,487      32,687
                                                                    -------     -------     -------     -------

Operating income from continuing operations .....................     9,817      13,105      26,293      26,050
Other income (expense):
  Interest income ...............................................       522       1,284       1,876       3,502
  Other .........................................................       (72)         (1)       (178)        (32)
                                                                    -------     -------     -------     -------
Income before taxes from continuing operations ..................    10,267      14,388      27,991      29,520
Provision for income taxes ......................................     3,901       5,736      10,574      15,601
                                                                    -------     -------     -------     -------
Income from continuing operations ...............................     6,366       8,652      17,417      13,919
Income from discontinued operations (net of taxes):
  Gain on sale of discontinued operations .......................        --          --          --      17,079
  Income from discontinued operations ...........................     1,751          --       5,194       1,689
                                                                    -------     -------     -------     -------
    Income from discontinued operations .........................     1,751          --       5,194      18,768
                                                                    -------     -------     -------     -------
Net income ......................................................   $ 8,117     $ 8,652     $22,611     $32,687
                                                                    =======     =======     =======     =======

Earnings per share:
  Basic: Continuing operations...................................   $   .22     $   .30     $  .61      $   .48
         Discontinued operations.................................       .06          --        .18          .65
                                                                    -------     -------     ------      -------
                                                                    $   .28     $   .30     $  .79      $  1.13
                                                                    =======     =======     ======      =======


  Diluted: Continuing operations.................................   $   .22     $   .30     $  .60      $   .48
           Discontinued operations...............................       .06         --         .18          .64
                                                                    -------     -------     ------      -------
                                                                    $   .28     $   .30     $  .78      $  1.12
                                                                    =======     =======     ======      =======


                             See accompanying notes.

                           JONES PHARMA INCORPORATED
           CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  (UNAUDITED)
                 Nine Months Ended September 30, 1997 and 1998

          (In thousands of dollars except share and per share amounts)


                                   Number of shares    Preferred    Common      Contributed   Retained
                                  Preferred   Common     Stock       Stock        Capital     Earnings       Total
                                  ---------   ------     -----       -----        -------     --------       -----
Balance at December 31, 1996 ...   --   28,435,451      $  --     $  1,137    $  108,582    $   52,200    $  161,919

Exercise of stock options ......   --      201,749         --            8           607            --           615
Shares tendered in payment
of option exercise price .......   --      (10,182)        --           --          (340)           --          (340)
Return of escrowed shares ......   --       (2,693)        --           --           (87)           --           (87)
Net income .....................   --           --         --           --            --        22,611        22,611
Cash dividend declared - common
stock ($.07 per share) .........   --           --         --           --            --        (2,002)       (2,002)
                                  ---   ----------      -----     --------    ----------    ----------    ----------
Balance at September 30, 1997 ..   --   28,624,325      $  --     $  1,145    $  108,762    $   72,809    $  182,716
                                  ===   ==========      =====     ========    ==========    ==========    ==========



Balance at December 31, 1997 ...   --   28,647,300      $  --     $  1,146    $  109,129    $   81,451    $  191,726

Exercise of stock options ......   --      104,000         --            4         1,345            --         1,349
Shares tendered in payment of
option price ...................   --       (2,877)        --           --            --            --            --
Net income .....................   --           --         --           --            --        32,687        32,687
Cash dividend declared - common
stock ($.085 per share) ........   --           --         --           --            --        (2,443)       (2,443)
                                  ---   ----------      -----     --------    ----------    ----------    ----------
Balance at September 30, 1998 ..   --   28,748,423      $  --     $  1,150    $  110,474    $  111,695    $  223,319
                                  ===   ==========      =====     ========    ==========    ==========    ==========




                             See accompanying notes.

                            JONES PHARMA INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                            (In thousands of dollars)


                                                                                 Nine months ended
                                                                                   September 30,
                                                                                 -----------------
                                                                                1997          1998
                                                                                ----          ----
Cash flows from operating activities:
     Net income .........................................................     $  22,611      $  32,687
     Non-cash adjustments:
         Depreciation and amortization ..................................         3,625          4,218
         Provision for uncollectibles ...................................            31            342
         Nonrecurring charge ............................................            --         10,500
         Pretax gain on sale of discontinued operations .................            --        (30,616)
         Deferred income tax ............................................            --        ( 3,163)
         Loss on asset sales ............................................            44             --
     Change in assets and liabilities:
         Accounts receivable ............................................        (5,099)       (   491)
         Income tax receivable ..........................................         1,764             --
         Inventories ....................................................        (2,944)           508
         Other assets ...................................................        (1,014)       ( 3,685)
         Accounts payable and accrued expenses ..........................            49          5,525
         Income taxes payable ...........................................         1,472        ( 1,591)
         Discontinued operations - non-cash charges and working capital..        (  169)            --
                                                                              ---------      ---------
              Net cash from operating activities ........................        20,370         14,234
                                                                              ---------      ---------
Cash flows from (used for) investing activities:
     Proceeds from sale of assets .......................................           256              3
     Product acquisitions ...............................................       (22,800)            --
     Additions to property, plant and equipment .........................       ( 3,668)      (  2,240)
     Proceeds from sale of discontinued operations ......................            --         55,000
     Investing activities - discontinued operations .....................       (   396)            --
                                                                              ---------      ---------
              Net cash from (used for) investing activities .............       (26,608)        52,763
Cash flows from (used for) financing activities:
     Payment of dividends ...............................................       ( 2,562)      (  2,440)
     Payment of long term debt ..........................................       ( 3,000)            --
     Proceeds from exercise of stock options ............................           275            755
                                                                              ---------      ---------
         Net cash from (used for) financing activities ..................       ( 5,287)      (  1,685)
                                                                              ---------      ---------
Increase (decrease) in cash and cash equivalents ........................       (11,525)        65,312
Cash and cash equivalents, beginning of period ..........................        52,172         49,877
                                                                              ---------      ---------
Cash and cash equivalents, end of period ................................     $  40,647      $ 115,189
                                                                              =========      =========

                             See accompanying notes

                            JONES PHARMA INCORPORATED
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CON'T)
                                   (UNAUDITED)

                            (In thousands of dollars)



Supplemental Disclosures of Cash Flow Information:

                                                            Nine months ended
                                                              September 30,
                                                        -----------------------
Cash paid during the nine months for:                     1997           1998
                                                         ------         ------
    Interest........................................    $  -           $  -
                                                        ========       ========
    Income taxes....................................    $ 10,702       $ 34,292
                                                        ========       ========




















                             See accompanying notes.

                            JONES PHARMA INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 1997 and 1998

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

2.   DISCONTINUED OPERATIONS

     On March 16, 1998, the Board of Directors of JONES PHARMA INCORPORATED ("JMED" or the "Company") approved a plan to discontinue the Company's nutritional supplements product line and contract manufacturing operations. On March 17, 1998, the Company signed a binding agreement with certain operating subsidiaries of Twinlab Corporation (Twin) to sell a portion of this business for $55,000 cash on the April 30, 1998 closing date. A gain on the sale, of approximately $17,000, net of taxes of approximately $13,500, has been recorded in the 1998 year-to-date results. The accompanying consolidated statements of income reflect the operating results, net of tax, of the Company's nutritional supplements product line and contract manufacturing operations as discontinued operations. Net sales associated with the discontinued operations approximate $26,508 for the nine months ended September 30, 1997 and $11,901 for the period January 1, 1998 to April 30, 1998 (the sale date).

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

     The following table sets forth the computations of basic and diluted earnings per share for the three months and nine months ended September 30:




                                                   Three Months Ended           Nine Months Ended
                                                      September 30,               September 30,
                                                 ----------------------       ---------------------
                                                   1997          1998           1997         1998
                                                   ----          ----           ----         ----
                                                       (Unaudited)                 (Unaudited)
Numerator for basic and diluted
  earnings per share:
     Income from continuing operations          $    6,366    $    8,652    $   17,417    $   13,919
     Income from discontinued operations             1,751        -              5,194        18,768
                                                ----------    ----------    ----------    ----------

                                                $    8,117    $    8,652    $   22,611    $   32,687
                                                ==========    ==========    ==========    ==========
Denominator for basic earnings per
     share-weighted average shares              28,609,000    28,751,000    28,537,000    28,736,000
Effect of dilutive stock options                   594,000       515,000       441,000       540,000
                                                ----------    ----------    ----------    ----------

Denominator for diluted earnings per share      29,203,000    29,266,000    28,978,000    29,276,000
                                                ==========    ==========    ==========    ==========

Earnings per share:
     Basic:   Continuing operations             $      .22    $      .30    $      .61    $      .48
              Discontinued operations                  .06             -           .18           .65
                                                ----------    ----------    ----------    ----------
                                                $      .28    $      .30    $      .79    $     1.13
                                                ==========    ==========    ==========    ==========

     Diluted: Continuing operations             $      .22    $      .30    $      .60    $      .48
              Discontinued operations                  .06             -           .18           .64
                                                ----------    ----------    ----------    ----------
                                                $      .28    $      .30    $      .78    $     1.12
                                                ==========    ==========    ==========    ==========

5.   INVENTORIES

     Inventories are valued at the lower of cost on a first-in, first-out basis or market. Inventories used in continuing operations are comprised as follows:

                                                   December 31,        September 30,
                                                       1997                 1998
                                                                        (Unaudited)
                                                  --------------       -------------
     Raw material.............................    $        1,961       $       2,743
     Work-in-process..........................               745                 524
     Finished goods...........................             4,593               3,524
                                                  --------------       -------------
                                                  $        7,299       $       6,791
                                                  ==============       =============



6.   PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment used in continuing operations are as follows:


                                                                                       December 31,         September 30,
                                                                                          1997                  1998
                                                                                                             (Unaudited)
                                                                                       -----------           -----------

     Land.................................................................           $        2,059       $        2,073
     Building and improvements............................................                   11,298               11,557
     Equipment and furniture..............................................                   13,057               15,425
     Automobiles..........................................................                      591                  591
     Projects in process..................................................                    1,416                1,375
                                                                                     --------------       --------------
                                                                                             28,421               31,021
     Less accumulated depreciation and amortization.......................                   (5,124)              (7,293)
                                                                                     --------------       --------------
                                                                                     $       23,297       $       23,728
                                                                                     ==============       ==============

7.   INTANGIBLE ASSETS

     Intangible assets used in continuing operations are as follows:


                                                                                      December 31,        September 30,
                                                                                          1997                 1998
                                                                                                           (Unaudited)
                                                                                      ------------         -----------
     Distribution systems, trademarks and licenses..........................         $       66,827       $       66,827
     Restrictive covenants and other intangibles............................                  7,624                7,665
     Goodwill...............................................................                 14,534                4,034
                                                                                     --------------       --------------
                                                                                             88,985               78,526
     Less accumulated amortization..........................................                 (8,503)             (11,318)
                                                                                     --------------       --------------
                                                                                     $       80,482       $       67,208
                                                                                     ==============       ==============


8.   INCOME TAXES

     The provisions for income taxes for the three month and nine month periods ended September 30, 1997 are based on estimated effective annual income tax rates of 38.0% and 37.8%, respectively. For the three month period ended September 30, 1998, the provision for income taxes is based on an estimated effective income tax rate of 39.8%. The provision for the nine month period ended September 30, 1998 reflects the nondeductibility of the $10,500 nonrecurring charge. Excluding the effects of the nonrecurring charge, the estimated effective income tax rate in 1998 approximates 39.0%.

9.   CONTINGENCIES

     The Company currently carries product liability coverage of $25,000 per occurrence and $25,000 in the aggregate on a "claims made" basis. In addition to this policy, the Company carries a $5,000 umbrella policy. There is no assurance that the Company's present insurance will cover any potential claims that may be asserted in the future. In addition, the Company is subject to legal proceedings and claims, which arise in the ordinary course of business.

     The Company is a defendant in a number of lawsuits involving the manufacture and sale of dexfenfluramine, fenfluramine, and phentermine (collectively, "Fen/Phen"). The Company distributed Obenix, its branded phentermine product; however, the Company does not, and did not manufacture Obenix or other Fen/Phen combinations. The lawsuits are in their preliminary stages and it is too early to determine what, if any, liability the Company may have with respect to the claims set forth in these lawsuits. Management of the Company believes that the outcome of these lawsuits will not have a material adverse effect on the Company's business, financial condition, and results of operations.

     The FDA announced in an August 14, 1997, Federal Register Notice that orally administered drug products containing levothyroxine sodium are now classified as new drugs. Manufacturers, who wish to continue to market these products, must submit new drug application (NDA). After August 14, 2000, any levothyroxine sodium product marketed without an approved NDA will be subject to regulatory action. Levoxyl, with total sales of approximately $14,800 for the nine months ended September 30, 1997 and $21,650 for the nine months ended September 30, 1998, was marketed prior to the date of the FDA notice and therefore will continue to be eligible for marketing until August 14, 2000. The Company plans to dedicate significant resources to this NDA process during 1998 and 1999 and expects to incur costs in excess of $2,000 to secure an approved NDA for Levoxyl.

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



                                                                                                             INCREASE
                                                                                                            (DECREASE)
                                                                                                            AGGREGATE
                                                                 THREE MONTHS ENDED     NINE MONTHS ENDED     DOLLAR
                                                                      September 30,       September 30,       AMOUNT
                                                                 ------------------     ----------------      ------

                                                                 1997       1998      1997         1998
                                                                 ----       ----      ----         ----

Sales from continuing operations                                 100.0%     100.0%     100.0%     100.0%      22.3%

Cost of sales                                                     27.6       22.8       28.7       23.5        0.2
                                                                 -----      -----      -----      -----      -----

Gross profit                                                      72.4       77.2       71.3       76.5       31.2

Selling, general and administrative expenses:
     Selling                                                      14.9       16.3       16.4       16.5       22.8

     General and administrative                                    8.1        7.9        8.7        8.8       23.5

     Amortization                                                  5.1        3.3        4.3        3.6        2.4

     Nonrecurring Charge                                           0.0        0.0        0.0       13.7        N/A
                                                                 -----      -----      -----      -----      -----
           Total selling, general and
             administrative expenses                              28.1       27.5       29.4       42.6       76.8
                                                                 -----      -----      -----      -----      -----
Operating income from continuing operations                       44.3       49.7       41.9       33.9       ( .1)

Interest income                                                    2.4        4.9        3.0        4.6       86.7

Other income (expense)                                           ( 0.3)       0.0       (0.3)       0.0      (82.0)
                                                                 -----      -----      -----      -----      -----
Income before taxes from continuing operations                    46.4       54.6       44.6       38.5        5.5

Provision for income taxes                                        17.7       21.8       16.9       20.3       47.5
                                                                 -----      -----      -----      -----      -----
Income from continuing operations                                 28.7       32.8       27.7       18.2      (20.1)

Income from discontinued operations (net of tax)                   7.9        0.0        8.3       24.4      261.3
                                                                 -----      -----      -----      -----      -----
Net income                                                        36.6%      32.8%      36.0%      42.6%      44.6%
                                                                 =====      =====      =====      =====      =====

SALES FROM CONTINUING OPERATIONS


QUARTER ENDED SEPTEMBER 30:

Sales from continuing operations for the three months ended September 30, 1998 increased 19.0% to $26.3 million from $22.1 million for the three months ended September 30, 1997. Endocrine product sales increased $3.2 million to $14.0 million in the third quarter of 1998 vs. $10.8 million in the third quarter of 1997. The 29.6% increase in endocrine product sales in the third quarter of 1998 results from the continued strong unit growth in both Levoxyl and Tapazole.

Critical Care product sales increased approximately 9.5% from $9.1 million in the third quarter of 1997 to $10.0 million in the third quarter of 1998. The third quarter increase in critical care product sales relates to the increase in Brevital which was backordered at the end of the second quarter of 1998.

Veterinarian product sales remained relatively flat at $2.3 million in the third quarter of 1998 as compared to $2.2 million in the third quarter of 1997. The third quarter veterinarian product sales would have reflected a 22% increase over the same quarter of 1997 except for a customer-requested delayed shipment of Soloxine approximating $.4 million.



NINE MONTHS ENDED SEPTEMBER 30:

Sales from continuing operations for the nine months ended September 30, 1998 increased 22.3% over the same period of 1997, from $62.8 million to $76.8 million. The increase consists of a 37.9% increase in endocrine product sales from $31.7 million to $43.7 million, a 4.0% increase in critical care product sales from $25.0 million to $26.0 million, and a 15% increase in veterinarian product sales from $6.0 million to $6.9 million.

The endocrine product sales increase results primarily from a $6.6 million increase in Levoxyl, a $4.8 million increase in Tapazole, and the inclusion of a full nine months of Cytomel representing $3.0 million of acquired Cytomel sales in 1998.

The critical care product sales increased only $1.0 million in 1998 over 1997 due to the lack of Thrombin sales to Johnson & Johnson of approximately $2.4 million. Although contract manufacture of Thrombin products for Johnson & Johnson is expected to resume in 1999, the absence of such sales during 1998 was expected and has allowed the Company to dedicate the production capacity of its Gentrac facility to the exclusive manufacture of JMI-Thrombin. The decline in Thrombin contract sales was more than offset by a $1.1 million increase in JMI-Thrombin product sales, a $1.4 million increase in Brevital product sales, and the inclusion of a full nine months of Triostat.

The veterinarian product sales increase results from unit volume increases in Soloxine and Tussigon.

GROSS PROFIT

Gross profit during the three months ended September 30, 1998 increased 27% or $4.3 million to $20.4 million from $16.1 million in the same period of 1997. As a percentage of sales from continuing operations, margins increased from 72.4% in the third quarter of 1997 to 77.2% in the third quarter of 1998. Year-to-date gross margins increased to 76.5% compared to 71.3% in the prior year. The improved gross margins for the quarter and year-to-date result from the decline in the lower margin Thrombin contract sales to Johnson & Johnson coupled with the increase in sales of the higher-margin products such as Brevital, Triostat, Levoxyl, Tapazole, and Cytomel.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling expenses increased 30.3% or $1.0 million to $4.3 million in the third quarter of 1998 due to increases in sales commissions, bonuses, administrative fees to hospital buying groups, royalties, and increased sampling of products to physicians. As a percentage of sales from continuing operations, selling expenses increased from 14.9% in the third quarter of 1997 to 16.3% in the third quarter of 1998.

For the nine months ended September 30, 1998, selling expenses increased 22.8% or $2.4 million to $12.6 million. The increase primarily results from increases in sales commissions, administrative fees and increased sampling of products to physicians. As a percentage of sales from continuing operations, selling expenses remained relatively flat at 16.4% for both 1998 and 1997.

General and administrative expenses increased $.3 million to $2.1 million for the third quarter of 1998. For the nine months ended September 30, 1998, general and administrative expenses increased $1.3 million to $6.8 million, from $5.5 million in 1997. The increase in 1998 over 1997 results primarily from increases in bonuses, donations, and medical insurance claims. As a percentage of sales from continuing operations, general and administrative expenses remained relatively unchanged at 8.7% in 1998 and 1997.

Amortization expense declined in the third quarter of 1998 as compared to the third quarter of 1997 due to the $10.5 million write-off of intangibles recorded in the second quarter of 1998. Year-to-date amortization expense is relatively unchanged at $2.7 million which reflects the increased amortization associated with the Cytomel and Triostat acquisition on June 27, 1998, offset by the amortization expense reduction resulting from the $10.5 million write-off of intangibles in the second quarter of 1998. This $10.5 million write-off of intangibles is reflected as a nonrecurring charge in the 1998 year-to-date results.



OPERATING INCOME FROM CONTINUING OPERATIONS

Operating income from continuing operations during the third quarter of 1998 increased $3.3 million to $13.1 million from $9.8 million in 1997 primarily due to the significant improvement in gross profit. Operating income from continuing operations for the nine months ended September 30, 1998 decreased $.2 million as compared to the same period of 1997, due to the $10.5 million nonrecurring charge in 1998, discussed above, offset by the significant increase in gross profit. Excluding the nonrecurring charge, operating income from continuing operations in 1998 increased $10.3 million or 39% over the nine months ended September 30, 1997.

OTHER INCOME (EXPENSE)

Other income increased during the three months and nine months ended September 30, 1998 as compared to the same periods of 1997 primarily due to the increase in interest income earned on the $55 million of proceeds from the sale of the Company's Nutritional Business on April 30, 1998.

INCOME TAXES

The provisions for income taxes for the three month and nine month periods ended September 30, 1997 are based on estimated effective annual income tax rates of 38.0% and 37.8%, respectively. For the three months ended September 30, 1998, the provision for income taxes is based on an estimated effective annual income tax rate of 39.8%. The effective income tax rate of 52.8% for the nine months ended September 30, 1998 reflects the nondeductibility of the $10.5 million nonrecurring charge. Excluding the effects of the nonrecurring charge, the estimated effective income tax rate in 1998 approximates 39.0%.

INCOME FROM CONTINUING OPERATIONS

Income from continuing operations for the third quarter of 1998 increased $2.3 million to $8.7 million and for the nine months ended September 30, 1998, decreased $3.5 million to $13.9 million, as a result of the $10.5 million nonrecurring charge discussed above.

Excluding the nonrecurring charge, income from continuing operations for the nine months ended September 30, 1998, increased $7.0 million or 40% as compared to the nine months ended September 30, 1997.

INCOME FROM DISCONTINUED OPERATIONS

Income from discontinued operations in 1998 reflects an approximate $17 million (net of tax) gain from the sale of the Company's Nutritional Business on April 30, 1998. In addition, income from discontinued operations includes the after-tax operating results of the Company's discontinued businesses prior to the sale of the Nutritional Business on April 30, 1998.

NET INCOME

Net income for the three months ended September 30, 1998 increased $.5 million over the same period of 1997 and for the nine months ended September 30, 1998 increased $10.1 million over the same period of 1997. The $17 million after-tax gain from the sale of the Company's Nutritional Business, less the $10.5 million after-tax nonrecurring charge accounts for $6.5 million of the year-over-year net income increase.

EARNINGS PER SHARE

Diluted earnings per share from continuing operations increased 36.4% to $.30 for the three month period ended September 30, 1998 as compared to $.22 for the three month period ended September 30, 1997. Year-to-date diluted earnings per share from continuing operations decreased to $.48 in 1998 from $.61 in 1997. Excluding the $10.5 million nonrecurring charge in 1998, the year-to-date diluted earnings per share from continuing operations increased 36.1% to $.83 in 1998 as compared to $.61 in 1997 on weighted average shares of 29.3 million in 1998 vs. 29.0 million in 1997.

BALANCE SHEET INFORMATION

The Company's current ratio increased from 13.9:1 at December 31, 1997 to 14.1:1 at September 30, 1998 and working capital increased to $131.3 million at September 30, 1998 from $78.6 million at December 31, 1997. The increases in the current ratio and working capital relate primarily to the increase in cash of $65.3 million offset by the disposal of current assets of discontinued operations totaling $10.9 million and an increase in current liabilities of $3.9 million.


LIQUIDITY AND CAPITAL RESOURCES

Since inception the Company has financed its operations primarily through cash flow from operations, public and private sales of equity securities and borrowings under revolving credit facilities. At September 30, 1998 and December 31, 1997, the Company had cash and cash equivalents of $115.2 million and $49.9 million, respectively. The increase in cash during the nine months ended September 30, 1998 of $65.3 million reflects the proceeds, net of tax, from the sale of the Company's Nutritional Business and on-going positive cash flow from operations. The Company believes that available resources and anticipated cash flow from operations are adequate to meet currently anticipated operating needs and to fund future acquisitions. While the Company does not maintain current lines of credit, it believes it has sufficient borrowing capacity in the event that acquisition opportunities cannot be funded from existing resources.

Total assets increased $33.1 million to $236.9 million at September 30, 1998 from $203.7 million at December 31, 1997 primarily due to the increase in cash discussed above, offset by the disposal of assets of discontinued operations totaling $10.9 million and the $10.5 million write-off of goodwill reflected as a nonrecurring charge. Total liabilities increased $1.5 million to $13.5 million at September 30, 1998 from $12.0 million at December 31, 1997 primarily due to the increase in accrued liabilities associated with discontinued operations, offset by a reduction in income taxes payable given the timing of estimated tax payments.

Inventories decreased to $6.8 million at September 30, 1998 compared to $7.3 million at December 31, 1997. Accounts receivable increased to $14.4 million at September 30, 1998 from $13.7 million at December 31, 1997 due to higher sales levels in the third quarter of 1998 vs the fourth quarter of 1997, and due to the determination of recoverability of certain excess cash discounts previously taken by customers. In days outstanding, accounts receivable decreased from 54 days at December 31, 1997 to 48 days at September 30, 1998.

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

                           PART II - OTHER INFORMATION


Item 1.   LEGAL PROCEEDINGS

The Company is a defendant in a lawsuit filed earlier this year in the Circuit Court for the County of Macomb, Michigan and styled as Steadfast Insurance Company vs.Camall Company, et.al., Cause No. 98-92 CK. Camall is the manufacturer of the Company's phentermine product, Obenix, and Steadfast is Camall's insurance carrier. Customers of Camall, of which the Company is one, have made demand on Steadfast to defend them in the nationwide Fen/Phen litigation pursuant to the vendor's endorsements issued with respect to Camall's insurance policy. In this action, the plaintiff, Steadfast, is seeking, among other things, declaratory relief in order to determine its rights and obligations, and the rights and obligations of customers of Camall (and their respective insurance carriers), with respect to providing defense of and coverage for the customers of Camall in the Fen/Phen litigation. Management of the Company does not believe that the outcome of this lawsuit will have a material adverse effect on the Company's financial condition. The issues arising in the lawsuit should not affect insurance coverage available to the Company under its own product liability policies.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               JONES PHARMA INCORPORATED



Date: November 13, 1998        By:/s/ Dennis M. Jones
      -----------------           -------------------------------------------
                                  Dennis M. Jones, President




Date: November 13, 1998        By: /s/ Judith A. Jones
      -----------------           -------------------------------------------
                                  Judith A. Jones
                                  Executive Vice President and
                                  Principal Financial and Accounting Officer