Form 10-Q/A
period 1998-06-30
JONES PHARMA INC
filed 1999-01-29
CIK 793613

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A


(Mark One)
     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1998 or

     |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from           to           .
                                    ---------    ----------

     Commission File No. 0-15098


                            JONES PHARMA INCORPORATED
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)




         DELAWARE                                         43-1229854
----------------------------------------    ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

  1945 CRAIG ROAD, ST. LOUIS MISSOURI                      63146
----------------------------------------    ------------------------------------
(Address of principal executive offices)                 (Zip Code)

                                 (314) 576-6100
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)



                         JONES MEDICAL INDUSTRIES, INC.
--------------------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

     Number of shares outstanding of registrant's Common Stock as of August 2, 1998: 28,736,008.

     The following Form 10-Q/A is being submitted to amend the Form 10-Q for the quarterly period ended June 30, 1998 which was filed by JONES PHARMA INCORPORATED ("Registrant") on August 14, 1998. In its Form 10-Q filed on August 14, 1998, the Registrant unintentionally omitted information required to be submitted in Items 4 and 6 of Part II.

     This Form 10-Q/A summarizes the results of the shareholder vote in connection with the Registrant's Annual Meeting with respect to: (i) the election of the nominees to the Board of Directors; and (ii) the amendment to the Registrant's Amended and Restated Certificate of Incorporation changing its corporate name.

     In addition, this Form 10-Q/A discloses two (2) reports on Form 8-K which were filed by the Registrant during the quarterly period ended June 30, 1998, including a report on Form 8-K announcing the filing of the amendment to its Amended and Restated Certificate of Incorporation with the Secretary of State of Delaware reflecting the name change.


                                     PART II
                                OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of Shareholders of Jones Medical Industries, Inc. was held on May 19, 1998. The following proposals were adopted by the margins indicated:

     (1) Each of the nine nominees to the Board of Directors was elected for a one-year term by the shareholders:


              DIRECTOR                        FOR                 WITHHELD
              --------                        ---                 --------
         Dennis M. Jones                  18,085,780              153,378

         Judith A. Jones                  18,085,530              153,628

         Michael T. Bramblett             18,086,603              152,555

         G. Andrew Franz                  18,086,500              152,658

         David A. McLaughlin              18,090,006              149,098

         Stanley L. Lopata                18,086,336              152,822

         L. John Polite, Jr.              18,089,881              149,277

         Edward A. Chod                   17,928,175              310,983

         Thomas F. Patton, Ph.D.          18,093,975              145,183

     (2) The shareholders approved the proposed amendment to the Registrant's Amended and Restated Certificate of Incorporation changing its corporate name to JONES PHARMA INCORPORATED:

                  For                 17,459,285
                  Against                648,382
                  Abstain                131,491

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits:

              NONE.

         (b)  Reports on Form 8-K:

              The Registrant filed the following two (2) Current Reports on Form 8-K during the quarter for which this Report on Form 10-Q is filed:

              1. Current Report on Form 8-K filed May 15, 1998 reporting, pursuant to Item 2 of Form 8-K, the Registrant's completion of the sale of certain of its assets to Twin Laboratories Inc. and certain of its subsidiaries (collectively, "Twin") as part of the Registrant's plan to discontinue and dispose of its nutritional supplements product line and contract manufacturing operations (the "Plan"). In addition, this Form 8-K pursuant to Item 7 of Form 8-K: (i) incorporated by reference the pro-forma financial information relating to the Plan which was filed as part of the Registrant's Form 10-K for the fiscal year ended December 31, 1997 and its Form 10-Q for the quarterly period ended March 31, 1998; and (ii) included, as an exhibit, a copy of the definitive agreement with Twin.

              2. Current Report on Form 8-K filed May 20, 1998 announcing, pursuant to Item 5 of Form 8-K, the filing of an amendment to the Registrant's Restated Certificate of Incorporation changing its corporate name.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  JONES PHARMA INCORPORATED


Date:  January 29, 1999           By:         /s/ Dennis M. Jones
       ----------------                -----------------------------------------
                                       Dennis M. Jones, President


Date:  January 29, 1999           By:         /s/ Judith A. Jones
       ----------------                -----------------------------------------
                                       Judith A. Jones, Executive Vice President
                                       and Principal Financial and Accounting
                                       Officer