Form 10-Q/A
period 1998-09-30
JONES PHARMA INC
filed 1999-01-29
CIK 793613

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A


(Mark One)

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1998 or

     |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from           to          .
                                    ---------    ---------

     Commission File No. 0-15098


                            JONES PHARMA INCORPORATED
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         DELAWARE                                         43-1229854
----------------------------------------    -----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

  1945 CRAIG ROAD, ST. LOUIS MISSOURI                      63146
----------------------------------------    -----------------------------------
(Address of principal executive offices)                 (Zip Code)

                                 (314) 576-6100
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


-------------------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
    ---     ---

     Number of shares outstanding of registrant's Common Stock as of October 15, 1998: 28,748,423.

     The following Form 10-Q/A is being submitted to amend the Form 10-Q for the quarterly period ended September 30, 1998 which was filed by JONES PHARMA INCORPORATED ("Registrant") on November 13, 1998.

     This Form 10-Q/A incorporates the Registrant's disclosure regarding its Year 2000 readiness into Item 2 of Part I -- Management's Discussion and Analysis of Results of Operations and Financial Condition.


                                     PART I
                              FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

YEAR 2000 UPDATE

The Year 2000 issue exists because many computer systems and applications, including those embedded in equipment and facilities, use two digit rather than four digit date fields to designate an applicable year. As a result, the systems and applications may not properly recognize the year 2000 or process data that includes it, potentially causing data miscalculations or inaccuracies or operational malfunctions or failures. The inability to accurately process date related information would have a material impact on the Company's operations and financial condition. To mitigate the risks of a Year 2000 failure, a Year 2000 action plan (the "Plan") has been developed and is currently being executed by the Company. The Plan is directed and monitored by the Company's IS (Information Systems) Steering Committee and is proceeding within the planned timetable. The Plan addresses the Year 2000 risk presented by the following IS and non-IS elements of the Company's operations:

     Financial Systems
     Over the past fifteen months, the Company has completed the replacement of its software and systems in the normal course of business. The financial system has been replaced with an Enterprise Reporting System that the developer states is Year 2000 compliant.

     Other Date-Sensitive Systems and Equipment
     Non-financial systems used in the Company's manufacturing facilities are currently being upgraded or replaced in connection with plant expansions and/or on-going equipment validation procedures in the ordinary course of business. The upgrade or replacement of other non-financial systems and equipment relating to distribution, voice and data telecommunication, laboratory testing, and security and environmental control is substantially complete. For the remaining elements, assessment and remediation measures, if necessary, will be initiated during the second quarter of 1999. Other date-sensitive equipment is scheduled to be assessed and remediation measures, if necessary, will be initiated during the second quarter of 1999.

     Third Party Relationships
     The Company is highly dependent on internal and third party computer systems to process its daily transactions. The Company has commenced efforts to determine the extent to which it may be impacted by Year 2000 issues of third parties, including suppliers, customers, and service providers. Contact with major customers and suppliers has been initiated. To date, the Company is not aware of any non-Year 2000 compliant third party customers, suppliers, or service providers that would materially impact the Company's results of operations, liquidity or capital resources. However, the Company has no means of ensuring these entities will be Year 2000 ready. Furthermore, the Company has no means of ensuring that the customers (e.g., hospital buying groups, hospitals, and pharmacies) of its wholesale distributors will be Year 2000 ready. The inability of third parties to complete their Year 2000 programs in a timely manner could materially impact the Company. The assessment of risk related to third party relationships is expected to be completed during the second quarter of 1999.

The Company plans to test and validate identified financial systems, other date-sensitive systems and equipment, and third party communications for Year 2000 compliance. This testing will be initiated in the second quarter of 1999, and will be completed by December 31, 1999. Validation procedures will be performed and managed by internal Company staff.

The costs associated with the Company's Year 2000 Plan have, for the most part, been planned capital expenditures and budgeted internal staffing expenses. The total capital expenditures related to these system upgrades and/or replacements approximate $1.5 million and have been capitalized as incurred over the last fifteen months. Additional costs to be incurred to complete the Plan are not expected be significant and will relate to the ongoing capital expenditures and internal staffing described above.

The failure to correct a material Year 2000 problem could result in an interruption in, or failure of, certain normal business activities or operations. Such failure could materially and adversely impact the Company's results of operations, liquidity and financial condition. Although the Company has not yet developed a comprehensive contingency plan to address situations that may result if the Company or any of the third parties upon which the Company is dependent is unable to achieve Year 2000 readiness, a plan will be completed by the fourth quarter of 1999 to address the most reasonably likely worst case scenario with respect to potential Year 2000 compliance failures. Based on the Company's progress to date and timeline to complete the Year 2000 Plan, the Company does not foresee significant financial or operational risks associated with its compliance at this time. However, these expectations are subject to uncertainties including, but not limited to, the readiness of third party customers, suppliers and service providers, failure to identify all susceptible systems, and the availability and cost of personnel necessary to address any unforeseen problems.


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