Form 10-K
period 1998-12-31
JONES PHARMA INC
filed 1999-03-31
CIK 793613

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 1998
                                                        OR
|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________.

Commission File No. 0-15098

                            JONES PHARMA INCORPORATED
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          DELAWARE                                         43-1229854
--------------------------------------  ----------------------------------------
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

      1945 CRAIG ROAD, ST. LOUIS MISSOURI                       63146
--------------------------------------  ----------------------------------------
     (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:  (314) 576-6100

Securities registered pursuant to Section 12(b) of the Act:

       Title of each class                Name of exchange on which registered
               NONE
--------------------------------------  ----------------------------------------


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of February 26, 1999, is approximately $810 million. (This calculation is based on the closing price of the stock as quoted on the NASDAQ National Market and excludes shares of stock held by directors and officers of the Registrant.)

Number of shares outstanding of registrant's Common Stock as of February 26, 1999: 28,810,069.

Documents incorporated by reference:  NONE.

INTRODUCTORY NOTES

Tapazole(R), Levoxyl(R), Triostat(R), Cytomel(R), Thrombin-JMI(R), Brevital(R)Sodium, Soloxine(R), Liqui-Char(R), Therevac(R) and Derma-Scrub(R) are trademarks owned by or under license to the Company. All other trademarks and registered trademarks used in this Form 10-K are the property of their respective owner. Unless the context otherwise requires, references herein to:
(i) the "Company" refers to JONES PHARMA INCORPORATED and its subsidiaries; (ii) "Daniels Acquisition" refers to the Company's acquisition of Galen Drugs of Florida, Inc. ("Galen"), and Galen's subsidiaries, including Daniels Pharmaceuticals, Inc. ("Daniels"), on August 30, 1996 in a transaction accounted for as a pooling of interests; and (iii) "Abana Acquisition" refers to the Company's acquisition of Abana Pharmaceuticals, Inc. ("Abana") on December 31, 1996.

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


                                     PART I

ITEM 1.  BUSINESS

GENERAL

     JONES PHARMA INCORPORATED manufactures, markets, distributes and sells specialty pharmaceutical products under its own trademarks and tradenames. Prior to the disposition of its nutritional supplements product line and contract manufacturing operations in April, 1998, the Company was known as "Jones Medical Industries, Inc." Information concerning the disposition of the Company's nutritional supplements product line and contract manufacturing operations is provided under the caption "Significant Operating Events during 1998" below.

     BUSINESS STRATEGY

     The Company's business strategy is to generate internal growth through the targeted promotion of its portfolio of niche pharmaceutical products and to acquire additional specialty pharmaceutical product lines or operations that complement or expand the marketing or distribution of its existing product lines. All of the Company's product lines have been acquired through a series of acquisitions which have complemented or expanded its existing lines of business. The Company intends to continue to leverage its existing marketing and sales capabilities by expanding and increasing the penetration of its existing customer base and through additional strategic acquisitions of complementary pharmaceutical products or businesses. The key elements of the Company's strategy include:

     Leverage Established Pharmaceutical Marketing and Sales Efforts. The Company intends to maximize productivity of its sales force through the targeted promotion of promotion-sensitive, niche pharmaceutical products. In addition, the Company intends to raise the awareness of selected products through targeted sales efforts focused on hospital physicians, office-based physicians and other health care professionals in the United States.

     Maintain Strong Gross and Operating Margins Through Focus on High-Margin Pharmaceutical Products and Cost Control. The Company continues to be successful at increasing gross and operating margins by using sales personnel efficiently, minimizing corporate overhead and focusing on high margin products. The Company believes that by continuing its focus on a limited number of products, the Company can increase both sales and margins by maximizing the productivity of its sales force and controlling overhead costs.

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

SIGNIFICANT OPERATING EVENTS DURING 1998

     On March 16, 1998, the Board of Directors of the Company approved a plan to discontinue the Company's nutritional supplements product line and contract manufacturing operations ("Discontinued Operations"). On April 30, 1998, the Company sold substantially all of this business to certain operating subsidiaries of Twinlab Corporation ("Twinlab") for $55 million cash. A gain on this sale of approximately $17 million, net of approximately $13.5 million in taxes, was recorded by the Company in 1998. Net sales associated with the Discontinued Operations approximated $11.9 million for the period January 1, 1998 to April 30, 1998.

PRINCIPAL PRODUCTS

     The Company's principal products serve the endocrine treatment and the critical care segments of the health care industry as well as the companion animal segment of the veterinary industry. The Company's principal products are as follows:

     Endocrine Pharmaceuticals.

         Tapazole. Tapazole is an anti-thyroid product used for the treatment of hyperthyroidism; the extreme form of hyperthyroidism is commonly known as 'Graves Disease.' Tapazole is prescribed to inhibit the synthesis and production of natural thyroid hormones and to reduce the size of the goiter (an abnormal growth resulting from overactivity of the thyroid gland). Although the Company is not aware of any generic forms of Tapazole in the marketplace, Tapazole faces competition from propylthiouracil ("PTU"). PTU is manufactured by Lederle Labs ("Lederle"), a division of American Cyanamid Company, which has greater financial resources than the Company, and is marketed and distributed by a number of independent generic pharmaceutical companies who acquire product from Lederle. During 1998, the Company had net sales of $24.7 million relating to Tapazole, equal to 23.9% of the Company's sales from continuing operations.

         Levoxyl. Levoxyl is a synthetic thyroid hormone for the treatment of hypothyroidism and is reported to be the second most widely prescribed brand of levothyroxine in the United States. Levothyroxine pharmaceuticals are used to supplement or enhance endocrine levels produced by underactive thyroid glands. The U.S. domestic market for levothyroxine is estimated at $390 million annually and is dominated by Synthroid(R) which is manufactured by Knoll Pharmaceutical Company, a subsidiary of BASF Pharma, which has substantially greater sales, marketing and financial resources than the Company. New FDA requirements, effective August 14, 2000, mandate that all orally administered drug products containing levothyroxine sodium, including Levoxyl, receive new drug approval from the FDA. Information concerning this new drug approval process for Levoxyl is provided under the caption "Government Regulation" below. Competitive action in the marketing and distribution of Synthroid(R) as well as the process of obtaining new drug approval could disrupt the Company's strategies for market development of Levoxyl and have a material adverse effect on the Company's business and financial condition and its results of operations. During 1998, the Company had net sales of $28.1 million relating to Levoxyl, equal to 27.2% of the Company's sales from continuing operations.

         Triostat. Triostat is an injectable thyroid replacement hormone which is used to treat acute thyroid disorders. Triostat is a synthetic form of a naturally occurring hormone called triiodothyronine or T3. It is primarily used for the treatment and management of myxedema coma and precoma. The Company is not aware of any generic forms of Triostat in the marketplace. However, other pharmaceutical companies may seek approval to market and sell generic forms of injectable T3 which could lead to a decrease in the price that customers may be willing to pay for Triostat. With respect to Triostat, there can be no assurances that the Company will be able to compete effectively with new market entrants, that additional competitors will not enter the market or that competitive factors will not have a material adverse effect on the Company's business, financial condition and results of operations. During 1998, the Company had net sales of $3.1 million relating to Triostat, equal to approximately 3.0% of the Company's sales from continuing operations.

         Cytomel. Cytomel is a thyroid replacement hormone in tablet form which is used to treat chronic thyroid disorders. Like Triostat, it is a synthetic form of T3. It is primarily used for replacement or supplemental therapy for patients suffering from cretinism, myxedema and primary and tertiary hypothyroidism. As with Triostat, the Company is not aware of any generic forms of Cytomel in the marketplace. However, other pharmaceutical companies may choose to market and sell generic forms of T3 which could lead to a decrease in the price that customers may be willing to pay for Cytomel. With respect to Cytomel, there can be no assurances that the Company will be able to compete effectively with new market entrants, that additional competitors will not enter the market or that competitive factors will not have a material adverse effect on the Company's business, financial condition and results of operations. During 1998, the Company had net sales of $5.7 million relating to Cytomel, equal to approximately 5.5% of the Company's sales from continuing operations.

     Critical Care Pharmaceuticals.

         Thrombin-JMI. During invasive surgical procedures, surgeons typically limit bleeding in order to control blood loss and maintain visibility of the surgical site. Surgeons may apply pressure bandages, suture severed vessels and/or use a topical hemostatic agent to control bleeding within the surgical site. In most cases, collagen, cellulose or thrombin-based hemostatic agents are used because of their ability to rapidly begin the clotting process. Thrombin-JMI is a thrombin-based topical hemostatic agent derived from bovine blood. The Company's thrombin product offers advantages over collagen and cellulose products because of faster activity at the surgical site. Additionally, because of its physical characteristics, Thrombin-JMI does not need to be removed from the surgical site prior to closure, whereas non-thrombin competing products need to be removed, often leading to recurrence of bleeding. The topical hemostat market was estimated to be greater than $90 million in the United States in 1998. In 1998, thrombin products accounted for 21% of the United States topical hemostat market. The Company has an approximate 95% share of the thrombin products portion of the topical hemostat market with net sales of $17.8 million, equal to 17.2% of the Company's sales from continuing operations.

         Brevital Sodium. The intravenous ("I.V.") anesthetic market is split into segments based on type and length of therapeutic, diagnostic or surgical procedures. Short-term general anesthesia is required when performing minor surgical procedures such as dental surgery, cardioversion and other brief ambulatory surgeries. Long-term general anesthesia is required when more complex and invasive surgical procedures are performed. In order to administer long-term general anesthesia, induction agents are used to begin the anesthetic event and are subsequently followed by another drug or gas to maintain the anesthesia. The Company's product, Brevital Sodium ("Brevital"), is a general I.V. anesthetic agent that addresses both the short-term and long-term anesthesia markets and was originally introduced by Eli Lilly and Company ("Lilly") in 1961. Brevital is used in both long-term and short-term procedures because of its rapid onset of action and quicker recovery time. Brevital's rapid onset of action also makes it a useful induction agent prior to the administration of another agent to maintain the anesthesia. The I.V. anesthetic market in the

     United States is estimated to be $530 million. The Company acquired the exclusive domestic perpetual license to distribute Brevital from Lilly in August 1995. During 1998, the Company had net sales of $11.1 million relating to Brevital, equal to 10.7% of the Company's sales from continuing operations.

     Veterinary Pharmaceuticals.

         The Company also manufactures and distributes veterinary pharmaceuticals, the most prominent of which are Soloxine, Tussigon and Pancrezyme. Soloxine is used for the treatment of hypothyroidism in companion animals. Tussigon is used for pain management and to treat kennel cough. Pancrezyme is a small animal digestive aid. Veterinary pharmaceuticals accounted for $9.1 million or 8.8% of the Company's 1998 sales from continuing operations.

MARKETING AND SALES

     The Company markets and promotes its products primarily through a direct sales force. The Company also attends major medical conventions and symposia and utilizes advertising in trade publications. The Company maintains product line sales staffs directed to the office-based physician and hospital markets together with an internal marketing staff which provides marketing administration and support and customer service.

     The Company's marketing and sales staff consists of 115 field sales personnel who call upon office-based physicians, out-patient surgery centers and critical care hospitals under the direction of one field management team. In addition, the Company has a sales staff of 3 that market and sell veterinary pharmaceuticals.

     The Company has recently evaluated its overall sales and marketing strategy including an assessment of current competition, product pricing, opportunities for expansion of distribution channels and overall effectiveness of the call plans used by the field sales personnel. In connection with this evaluation, the Company has begun in 1999 to evaluate its contract agreements with certain hospital buying groups and to aggressively renegotiate the product pricing under such agreements in those instances where the Company believes there is little or no current competition. In addition, the Company has unified its field sales force such that each of the 115 field sales personnel will focus on the Company's key products that are currently subject to competition as well as focus on the expansion of distribution channels.

     Marketing activity for endocrine pharmaceuticals is focused on physicians prescribing the Company's products and on retail pharmacies filling prescriptions for the Company's products. In addition to selling efforts based upon the merits and characteristics of its products, the Company provides physicians with sample product packages for trial use by patients and to aid in establishing dosage levels prior to the time at which prescriptions are written. The cost of sampled products, including related packaging and recordkeeping expense, is charged as a selling expense.

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

PRODUCT SOURCES AND MANUFACTURING

     In 1998, approximately 55.0% of sales from continuing operations were from products manufactured by the Company and the remaining 45.0% of the Company's sales from continuing operations were from products manufactured for the Company by third parties. The percentage of products manufactured is subject to variance from year to year based not only on the relative mix of the Company's existing product lines, but also as a result of acquisition and disposition activity. The Company manufactures pharmaceuticals at its facilities in St. Petersburg, Florida, Middleton, Wisconsin, and St. Louis, Missouri, each of which is registered with the FDA.

     Products Manufactured by the Company. In 1996, in connection with the Daniels Acquisition, the Company assumed operations of its St. Petersburg, Florida facility. At this facility, the Company processes raw materials purchased from outside sources to produce final products in compressed tablet form. The most significant product manufactured at this facility is Levoxyl which is produced within the guidelines of FDA regulations pertaining to prescription drugs.

     The Company's GenTrac facility which produces Thrombin-JMI, is licensed for the production of thrombin United States Pharmacopoeia products and also acts as the licensed manufacturer of Thrombogen(R), a line of proprietary thrombin products manufactured for Johnson & Johnson Medical, Inc. ("Johnson & Johnson") under a distribution and development agreement expiring in the year 2000. In 1998, there were no sales of thrombin products to Johnson & Johnson. The current contract with Johnson & Johnson provides for Thrombogen(R) sales of approximately $850,000 in 1999 and $6.5 million in 2000.

     Products Manufactured by Others. Historically, the Company has relied on third-party manufacturers to produce certain of its products. The most significant products manufactured by third parties for the Company include Brevital and Tapazole manufactured by Lilly, Triostat manufactured by SB Pharmco Puerto Rico ("SB Pharmco") and Cytomel manufactured by Schering Canada, Inc. ("Schering"). With respect to such third-party manufacturing, there can be no assurance that the Company will be able to obtain adequate supplies of products so manufactured in a timely fashion, or at all. The Company also faces the risk that upon expiration of the term of any third-party manufacturing agreement it may not be able to renew or extend the agreement with the third-party manufacturer, to obtain an alternative manufacturing source from other third parties or develop internal manufacturing capabilities on commercially viable terms, if at all. In such circumstances the Company may be unable to continue to market its products as planned and could be required to abandon or divest itself of a product line on terms which would materially adversely affect the Company's business, financial condition and results of operations. The Company's principal products which are currently manufactured by third parties are:

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

         Triostat. Triostat is manufactured for the Company under a two (2) year supply agreement commencing June 27, 1997 with SB Pharmco, an affiliate of SmithKline. The Company has agreed to use its best efforts to transfer manufacturing of Triostat to its own facility or that of a third party within the 2-year term; however, if approval to transfer the manufacturing is not received from the FDA within such term, the Company may at the end of the 2-year term elect to extend such term for one (1) additional year. The Company has identified an alternate third-party manufacturer and is currently working with this third-party manufacturer to obtain FDA approval in 1999. The existing supply of Triostat inventory maintained by the Company is believed to be adequate to meet customer demands until such time that the alternate third-party manufacturer is able to supply inventory to the Company. The failure to successfully complete these alternative manufacturing arrangements in a timely manner could have a material adverse effect on the Company's business, financial condition and results of operation.

         Cytomel. Cytomel is manufactured for the Company by Schering under a certain Third Party Manufacturing Agreement dated March 11, 1991, entered into between a division of SmithKline and Schering, the rights and obligations of which were respectively assigned to, and assumed by, the Company in connection with the acquisition of Cytomel from SmithKline in June 1997. The Third Party Manufacturing Agreement runs for a term of three
     (3) years expiring March 2000 and provides for automatic renewal for successive three (3) year terms unless either party provides eighteen (18) month advance written notice of non-renewal prior to the end of any term. The Company received non-renewal notification from Schering in 1998. As a result, the Company is currently qualifying several alternative third-party manufacturers in order to replace the Schering manufacturing agreement prior to its termination in March 2000. The failure to make such alternative manufacturing arrangements would have a material adverse effect on the Company's business, financial condition and results of operations.

PRINCIPAL CUSTOMERS AND SUPPLIERS

     The Company's principal customers are retail pharmacies and hospitals. The Company's sales, however, are through wholesale drug distributors, who in turn supply product to pharmacies, hospitals and physicians.
No one customer accounted for 10% or more of the Company's sales in 1998.

     The Company has not experienced to date any significant shortages in supplies of raw materials. The raw materials utilized by the Company in its manufacturing operations are purchased from a variety of suppliers. The Company endeavors to maintain multiple suppliers in order to minimize delays or cost disparities in the event of supplier shortages.

     With respect to the supply of finished goods from third-party manufacturers, the Company has experienced temporary product shortages. The most recent occurrence was in the second quarter of 1998 related to an approximate $700,000 backorder of Brevital. This product shortage resulted from increased demand for Brevital that Lilly was unable to supply due to production and delivery delays. The Brevital backorders at June 30, 1998 were fulfilled during the third quarter of 1998.

     The Company's third-party manufacturers are reliant upon certain suppliers of key raw materials to provide an adequate supply of such materials for production of finished products. Certain materials are purchased from single sources. In particular, (i) the manufacture of Brevital and Tapazole are each dependent upon Lilly's ability to procure certain raw materials used in the manufacture of such products; (ii) the manufacture of Triostat is dependent upon SB Pharmco's ability to procure certain raw materials used in the manufacture of such product; and (iii) the manufacture of Cytomel is dependent upon Schering's ability to procure certain raw materials used in the manufacture of such product. Although the Company has no reason to believe that Lilly, SB Pharmco, Schering or any alternate third-party manufacturer will be unable to procure adequate supplies of such raw materials on a timely basis, disruptions in supplies of Brevital, Tapazole, Triostat or Cytomel, including distributions due to the respective third-party manufacturer's inability to procure raw materials, would have a material adverse effect on the Company's business, financial condition and results of operations.

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

     Tapazole competes with PTU, a product manufactured by Lederle and sold by a number of independent generic pharmaceutical companies. Levoxyl competes with Synthroid(R), which is produced by Knoll Pharmaceutical Company, and with other levothyroxine producers. Thrombin-JMI competes with those thrombin products produced for and marketed by Johnson & Johnson as well as other products in the topical hemostat market. Brevital faces competition in the I.V. anesthetic market from other I.V. anesthetic products, including Diprivan, which is produced by Zeneca, Inc., and Versed, produced and marketed by Roche Labs, a division of Hoffmann-LaRoche, Inc. Each of the named competitors has substantially greater marketing, sales and financial resources than the Company.

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

     All pharmaceutical manufacturers, including the Company, are subject to regulation by the FDA. New drugs must be approved by the FDA before they may be marketed, except for those prescription drugs about which the FDA has knowledge but for which the FDA is not requiring applications either because of 'grandfather status' under 1938 legislation, Drug Effectiveness Study Implementation (DESI status) under 1962 legislation, or for other reasons. The FDA has the authority to revoke existing approvals, or to review the status of currently exempt pharmaceuticals and require application and approval, of prescription drugs if new information reveals that they are not safe or effective. The FDA also regulates the advertising of prescription drugs.

     The FDA announced in an August 14, 1997, Federal Register Notice that orally administered drug products containing levothyroxine sodium are now classified as new drugs. Manufacturers who wish to continue to market these products must submit new drug applications ("NDA"). After August 14, 2000, any levothyroxine sodium product marketed without an approved NDA will be subject to regulatory action. Levoxyl, since it was marketed prior to the date of this notice will continue to be eligible for marketing until August 14, 2000. The Company plans to dedicate significant resources to this NDA process during 1999 and 2000 and expects to incur costs in excess of $2 million to secure an approved NDA for Levoxyl.

     The Company's marketing of OTC drugs is affected by the establishment of FDA monographs, a regulatory system arising under 1962 legislation. FDA monographs effectively exempt from FDA approval OTC drugs which are produced and labeled in accordance with the standards set forth in FDA regulations. The rulemaking process to establish or revise an FDA monograph allows a 12 month grace period to make appropriate formulation or label changes following publication of the final monograph. The FTC also regulates all advertising of drug products. Drug products must be manufactured, packaged, and labeled in accordance with their approvals and in conformity with current good manufacturing practice ("CGMP"). The Company is subject to periodic inspection by the FDA to assure such compliance. Drugs must be distributed, sampled and promoted in accordance with FDA requirements.

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

     The sampling of products to prescribing physicians is subject to the Prescription Drug Marketing Act ("PDMA") which permits regulation of such activities at both the federal and state levels. Under PDMA, states are permitted to require registration of manufacturers and distributors and, in addition, they are permitted to require registration of those who provide sample pharmaceuticals even if such manufacturers or distributors have no place of business within the state and states are permitted to adopt regulations limiting the distribution of sample products to licensed practitioners. PDMA imposes extensive recordkeeping and reporting requirements on the Company to prevent the sale of sampled pharmaceutical products or other diversion from their intended use.

ENVIRONMENTAL STANDARDS

     The Company uses certain hazardous substances which require special handling and disposal as dictated by the EPA. The Company believes that its manufacturing operations are in compliance with environmental protection and other government regulations.

EMPLOYEES

     At February 1, 1999, the Company had 349 full-time employees: 81 in manufacturing, 122 in pharmaceutical sales and marketing, 64 in finance and administration, 44 in quality assurance, and 38 in distribution. The Company believes that its relationship with its employees is good.

ITEM 2.  PROPERTIES

     The Company's distribution operations, including warehousing and shipping for the Company's branded products, are located in a 150,000 square foot facility on a 15 acre site in St. Louis, Missouri which was acquired by the Company in 1993. The 24,000 square feet of office space within the facility permit it to serve as corporate headquarters and to house the Company's administration, sales and marketing operations and certain laboratory and quality assurance operations. Liquid products, including Liqui-Char and the Derma-Scrub line, are also manufactured and packaged at this facility.

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

     The Company owns a 25,000 square foot facility at Canton, Ohio where its subsidiary, JMI Canton, warehouses and distributes the Company's controlled substance products.


ITEM 3.  LEGAL PROCEEDINGS

     The Company is not presently involved in any litigation in which it believes an adverse outcome would materially adversely affect the Company's business, financial condition or results of operations. However, the Company has been involved in litigation and is subject to certain claims as set forth below.

     The Company, as successor to Abana, and, to a more limited extent in its own capacity, is a defendant in hundreds of multi-defendant lawsuits involving the manufacture and sale of dexfenfluramine, fenfluramine and phentermine (collectively, "Fen/Phen"). Although neither the Company nor Abana has at any time manufactured dexfenfluramine, fenfluramine or phentermine, Abana (and the Company, after the acquisition of Abana) was a distributor of Obenix, its branded phentermine product. The plaintiffs in these cases claim injury as a result of ingesting a combination of these weight-loss drugs. These suits have been filed in various jurisdictions throughout the United States and in each of these suits, the Company or Abana is one of many defendants, including manufacturers and other distributors of these drugs. The Company denies any liability incident to the distribution of Obenix and has tendered defense of these lawsuits to its insurance carriers for handling. The lawsuits are in various stages of litigation and it is too early to determine what, if any, liability the Company will have with respect to the claims set forth in these lawsuits. In the event that the Company's insurance coverage is inadequate to satisfy any resulting liability, the Company will have to resume defense of these lawsuits and be responsible for the damages, if any, that are awarded against it. Management of the Company does not believe that the outcome of these lawsuits will have a material adverse effect on the Company's business, financial condition or results of operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted during the fourth quarter of 1998 to a vote of security holders of the Company through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's common stock ("Common Stock") is traded on the Nasdaq National Market under the symbol "JMED". The following table sets forth the splits-adjusted quarterly high and low sales prices for the Common Stock reported by Nasdaq for the periods indicated:


                                      High               Low
1997
         First Quarter              $38.0000           $23.6250
         Second Quarter             $47.5000           $24.5000
         Third Quarter              $45.2500           $26.0000
         Fourth Quarter             $38.2500           $26.7500
1998
         First Quarter              $40.3750           $34.9375
         Second Quarter             $37.6250           $28.8750
         Third Quarter              $35.5625           $20.7500
         Fourth Quarter             $37.7500           $26.1250

         As of February 26, 1999, there were approximately 960 stockholders of record and a total of 28,810,069 shares of Common Stock outstanding.

         Approximately 24.4 million shares or 85% of the Company's outstanding Common Stock are held in depository accounts representing "street name" or similar nominee ownership. The Company believes that such shares are held for more than 15,000 non-record beneficial holders' accounts.

         During 1997 and 1998, cash dividends of $0.095 and $0.115 per share, respectively, were declared with respect to the Common Stock.

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

ITEM 6.  SELECTED FINANCIAL DATA

       The following table summarizes certain selected consolidated financial data of the Company which should be read in conjunction with the accompanying consolidated financial statements of the Company and the notes thereto and which has been restated to reflect Discontinued Operations. The financial data has been derived from the audited consolidated financial statements of the Company. In the opinion of management of the Company, all adjustments necessary for a fair presentation of the restated results arising from the pooling of interest of the Company and Galen as a result of the Daniels Acquisition are reflected. In the following summary consolidated financial data, for 1995 and 1994, fiscal years of Galen ending September 30 have been combined with the Company's historical results for years ending December 31. Beginning in 1996, both the Company and Galen were combined using a December 31 fiscal year end. See Note 1 of Notes to Consolidated Financial Statements appearing elsewhere in this Report.

STATEMENT OF OPERATIONS DATA:
(In thousands of dollars except per share data)

                                                                        YEARS ENDED DECEMBER 31
                                                   --------------------------------------------------------------

                                                      1994          1995         1996          1997          1998
                                                      ----          ----         ----          ----          ----

Sales from continuing operations                   $41,154       $39,937      $64,181       $88,781      $103,414
Cost of sales                                       18,268        14,639       20,277        25,430        23,839
                                                   -------       -------       ------        ------        ------
Gross profit                                        22,886        25,298       43,904        63,351        79,575
Selling, general and administrative expenses        14,485        16,426       20,166        25,271        29,141
Nonrecurring charges (1)                               -             -          5,743           -          10,500
                                                   -------       -------        -----         -----         -----
Operating income from continuing operations          8,401         8,872       17,995        38,080        39,934
Other income (expense)                               (486)         (484)        1,755         2,315         4,883
                                                   -------       -------        -----         -----         -----
Income before taxes from continuing
operations                                           7,915         8,388       19,750        40,395        44,817
Provision for taxes                                  3,008         3,074        8,232        15,351        21,250
                                                     -----         -----        -----        ------        ------
Income from continuing operations                    4,907         5,314       11,518        25,044        23,567
Income from discontinued operations                  2,613         7,075        6,621         6,926        18,768
                                                     -----         -----        -----         -----        ------
Net income                                          $7,520       $12,389      $18,139       $31,970       $42,335
                                                    ------       -------      -------       -------       -------
Earnings per share    (2)
  Basic:   From continuing operations                $0.21         $0.22        $0.43         $0.88         $0.82
           From discontinued operations              $0.11         $0.30        $0.24         $0.24         $0.65
                                                     -----         -----        -----         -----         -----
           Total                                     $0.32         $0.52        $0.67         $1.12         $1.47
                                                     -----         -----        -----         -----         -----
  Diluted: From continuing operations                $0.19         $0.21        $0.41         $0.85         $0.80
           From discontinued operations              $0.10         $0.29        $0.24         $0.24         $0.64
                                                     -----         -----        -----         -----         -----
           Total                                     $0.29         $0.50        $0.65         $1.09         $1.44
                                                     -----         -----        -----         -----         -----
Cash dividends declared per share                   $0.045         $0.05       $0.077        $0.095        $0.115
                                                    ======         =====       ======        ======        ======

----------
Notes to Statement of Operations Data:

     (1) The 1996 nonrecurring charge reflects nonrecurring expenses associated with the Daniels Acquisition which was treated as a "pooling of interests" for financial accounting and reporting purposes. In the absence of such charges, operating income from continuing operations and income from continuing operations for 1996 would have been $23.7 million and $15.8 million, respectively, and total diluted earnings per share would have been $0.80.

         The 1998 nonrecurring charge reflects a non-cash accounting charge related to an impairment of certain under-performing long-lived assets. Absent this charge, operating income from continuing operations and income from continuing operations for 1998 would have been $50.4 million and $34.1, respectively, and total diluted earnings per share would have been $1.79.

     (2) Earnings per share amounts have been presented, and where appropriate, restated to conform to FASB Statement No. 128, "Earnings Per Share" which the Company adopted in 1997.


BALANCE SHEET DATA:
(IN THOUSANDS OF DOLLARS EXCEPT PER SHARE DATA)

                                                                  YEARS ENDED DECEMBER 31
                                                   --------------------------------------------------------------

                                                   1994          1995          1996          1997          1998
                                                   ----          ----          ----          ----          ----

Total assets                                       $63,342       $86,238     $177,233      $203,729      $248,778

Current assets                                     $26,385       $33,337      $80,551       $84,631      $153,977
Current liabilities                                 $7,952       $14,405      $10,032        $6,081       $11,722
Working capital                                    $18,433       $18,932      $70,519       $78,550      $142,255
Long-term debt                                      $6,778       $11,420      $   -0-       $   -0-      $    -0-
Shareholders' equity                               $44,478       $55,939     $161,919      $191,726      $232,670
Per share book value  (*)                            $1.84         $2.31        $5.69         $6.69         $8.08
Current ratio                                        3.3:1         2.3:1        8.0:1        13.9:1        13.1:1

----------
Note to Balance Sheet Data:

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

         In addition to the significant revenue growth derived from acquisition activity, the Company has successfully generated internal growth through targeted promotion of the acquired products. Sales from continuing operations and income from continuing operations have increased from $36.1 million and $5.2 million in 1993, respectively, to $103.4 million and $23.6 million in 1998, respectively, representing five-year compounded annual growth rates of approximately 23.4% in sales from continuing operations and 35.3% in income from continuing operations. Excluding nonrecurring charges, the five-year compounded annual growth rate of income from continuing operations approximates 45.6%.

         Sales from continuing operations are reported net of returns, rebates and discounts during the period in which product is shipped. Product rebates and discounts are incurred due to volume or other contractual allowances on certain sales under contracts with hospitals, buying groups and managed care organizations. As of December 31, 1997 and 1998, the Company maintained reserves of $2.2 million and $3.2 million, respectively, for unclaimed but anticipated rebates and discounts. The increase in the reserve results from increased sales of products subject to contractual discounts and market share rebate adjustments. Product returns, pursuant to operating policies with respect to unused pharmaceuticals, are less than 2% of gross annual sales. Sales from continuing operations are reflected prior to royalties due on sales of certain pharmaceuticals arising from product line acquisitions. Such royalties are recorded as a selling expense. Royalty arrangements typically extend for a fixed period from the date of acquisition and do not require minimum payments to maintain ownership or any rights to products.

         During the year ending December 31, 1998, sales from continuing operations were $103.4 million which were comprised of $58.0 million of endocrine pharmaceuticals, $36.3 million of critical care pharmaceuticals, and $9.1 million of veterinary pharmaceuticals. The increase in such sales has been influenced by acquisition activity as well as by enhanced marketing activity, customer demand and product availability. In August 1995 the Company acquired domestic rights to the Brevital pharmaceutical line from Lilly for $14 million and a 10-year royalty of 5% on net sales of Brevital. Sales from continuing operations of Brevital represented approximately 10.2% of the Company's sales from continuing operations in 1997 and approximately 10.7% in 1998. In March 1996 the Company acquired domestic rights to the Tapazole pharmaceutical line from Lilly for $26 million and a 10-year royalty of 5% on net sales of Tapazole. Sales from continuing operations of Tapazole represented approximately 20.6% of the Company's sales from continuing operations in 1997 and approximately 23.9% in 1998. Sales from continuing operations from Levoxyl, a key product acquired in connection with the Daniels Acquisition in 1996, represented approximately 25.0% of the Company's sales from continuing operations in 1997 and has increased to approximately 27.2% in 1998. In June 1997, the Company acquired domestic, Puerto Rican and Canadian rights to Cytomel and Triostat from SmithKline for $22.8 million.

         The Company's strategy for continued growth is dependent upon its ability to increase sales of its existing product portfolio and to acquire, by purchase or exclusive license arrangements, niche-market pharmaceuticals which can be promoted through existing marketing and distribution channels.

         The Company's ability to continue its internal growth within the existing portfolio of products is dependent upon the continued effectiveness of its sales force, the impact of competing products, and the Company's reliance upon third-party manufacturers to produce certain key products. The Company's operations and growth will also be influenced by regulatory and governmental policies and by competitive forces within the pharmaceutical industry. In particular, the FDA announced in an August 14, 1997, Federal Register Notice that orally administered drug products containing levothyroxine sodium are now classified as new drugs. Manufacturers who wish to continue to market these products must submit NDA's. After August 14, 2000, any levothyroxine sodium product marketed without an approved NDA will be subject to regulatory action. Levoxyl, since it was marketed prior to the date of this notice will continue to be eligible for marketing until August 14, 2000. The Company plans to dedicate significant resources to this NDA process during 1999 and 2000 and expects to incur costs in excess of $2 million to secure an approved NDA for Levoxyl.

         In pursuing its acquisition strategy, the Company relies to a significant degree upon the availability of product lines subject to divestiture or sale by other manufacturers. There can be no assurance that the Company will be able to acquire rights to additional products on acceptable terms, if at all, and the failure to do so could have a material adverse effect upon the Company's rate of growth and on its business and financial conditions and results of operations. The Company has completed 16 acquisitions since its founding in 1981; however no acquisitions were made during 1998.

RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements contained elsewhere in this report. The following table sets forth certain data as a percentage of net sales from continuing operations for the periods indicated.

             PERCENTAGE OF SALES                                                      Year Ended December 31,
                                                                          --------------------------------------------
                                                                           1996               1997               1998
                                                                           ----               ----               ----
Sales from continuing operations                                           100.0%             100.0%             100.0%
Cost of sales                                                               31.6               28.6               23.1
                                                                            ----              -----              -----
Gross profit                                                                68.4               71.4               76.9
Selling, general & administrative expenses                                  31.4               28.5               28.2
Nonrecurring charges(1)                                                      9.0                --                10.1
                                                                            ----              -----              -----
Operating income from continuing operations                                 28.0               42.9               38.6
Other income (expenses)
     Interest income                                                         3.7                2.9                4.9
     Interest expense                                                       (0.9)              (0.3)              (0.2)
     Other miscellaneous income (expenses)                                   --                 --                 --
                                                                            ----              -----              -----
Income from continuing operations (before income tax)                       30.8               45.5               43.3
Provision for income taxes                                                  12.8               17.3               20.5
                                                                            ----              -----              -----
Income from continuing operations                                           18.0               28.2               22.8
Income from discontinued operations(2)                                      10.3                7.8               18.1
                                                                            ----              -----              -----
Net income                                                                  28.3%              36.0%              40.9%
                                                                            ====              =====              =====

------------------------------
Notes to Percentage of Sales:

(1) In 1996, the nonrecurring charge reflects transaction costs and other nonrecurring expenses arising in connection with the Daniels Acquisition and charged against operating income in accordance with "pooling of interests" accounting treatment. In the absence of such charges, operating income from continuing operations would have been 37.0% of net sales and income from continuing operations (before income tax) would have increased to 39.7%.

     In 1998, the nonrecurring charge reflects a non-cash accounting charge related to an impairment of certain under-performing long-lived assets. In the absence of this charge, operating income from continuing operations would have been 48.7% of net sales and income from continuing operations (before income tax) would have increased to 53.4%.

(2) In 1998, the majority of the income from discontinued operations related to the after-tax gain of approximately $17 million on the sale of the Company's nutritional supplements product line and contract manufacturing operations.

Sales From Continuing Operations

         Sales from continuing operations for the year ended December 31, 1998, increased 16.4% to $103.4 million from $88.8 million for the year ended December 31, 1997, following an increase in 1997 of 38.3% to $88.8 million from sales from continuing operations of $64.2 million for the year ended December 31, 1996. In 1997 the Company's increase in sales from continuing operations resulted from the acquisition of Brevital, the acquisition of Tapazole, the acquisition of Triostat and Cytomel and internal sales growth in both unit and dollar growth in the Company's primary products. In 1998, the increase in sales from continuing operations resulted from the acquisition of Triostat and Cytomel (June 1997) and to a greater extent, from internal sales growth in both units and dollars of the Company's primary products including Levoxyl, Brevital and Tapazole. The increase in 1998 sales from continuing operations occurred despite the lack of thrombin contract sales to Johnson & Johnson which approximated $4.8 million in 1997. Excluding these thrombin contract sales from 1997, sales from continuing operations in 1998 increased 23.1% over 1997.

Gross Profit

         Gross profit during 1998 increased 25.6% or $16.2 million to $79.6 million from $63.4 million in 1997. As a percentage of sales from continuing operations, margins increased to 76.9% in 1998 from 71.4% in 1997 due to the continued sales growth of the Company's higher margin products and the lack of the lower-margin thrombin contract sales to Johnson & Johnson.

         Gross profit during 1997 increased 44.3% or $19.4 million to $63.4 million from $43.9 million in 1996. As a percentage of sales from continuing operations, margins increased to 71.4% in 1997 from 68.4% in 1996 due to the continued sales growth of the Company's higher margin products.

Selling, General and Administrative Expenses

         Selling expenses increased 16.7% or approximately $2.4 million to $16.8 million in 1998 from $14.4 million in 1997 due to increases in sales commissions, royalties, administrative fees to hospital buying groups and increased sampling of products to physicians. As a percentage of sales from continuing operations, selling expenses in 1998 remained relatively flat at 16.2% as compared to 1997.

         Selling expenses increased 39.2% or approximately $4.0 million to $14.4 million in 1997 from $10.4 million in 1996 due to increased royalties, the addition of 55 endocrine field sales personnel in December, 1996, increased administrative fees to hospital buying groups and increased sampling of products to physician prescribers. As a result of the addition of the sales and marketing staff and the planned increase in sampling of products to physician prescribers in 1997, it was expected that selling expenses would increase significantly in 1997; however, as a percentage of sales from continuing operations, the Company was able to hold selling expenses flat at 16.2% of sales from continuing operations in 1997 versus 16.1% of sales from continuing operations in 1996.

         General and administrative expenses increased 13.8% or approximately $1.0 million to $8.5 million in 1998 from $7.5 million in 1997 due to normal salary increases and increases in bonuses, donations and medical insurance claims. As a percentage of sales from continuing operations, general and administrative expenses in 1998 declined to 8.2% as compared to 8.4% in 1997.

         General and administrative expenses remained relatively flat in 1997 at $7.5 million compared to $7.4 million in 1996 and as a percentage of sales from continuing operations, declined from 11.5% in 1996 to 8.4% in 1997.

         Research and development expenses in 1998 were $117,000 in 1998 as compared to no research and development expenses in 1997 due to certain non-capitalizable expenditures associated with the Levoxyl NDA and other product improvement projects.

         There were no research and development expenses in 1997 as compared to $410,000 in 1996 due to the reduction of new product development at the Company's wholly-owned subsidiary, JMI-Daniels.

         Amortization expenses associated with intangible assets and included in selling, general and administrative expenses increased 8.9% to $3.7 million in 1998 from $3.4 million in 1997 due to a full year of amortization expense associated with the Cytomel and Triostat product line acquisitions in June 1997 offset by the reduction in amortization expense associated with the $10.5 million goodwill impairment write-off in 1998 discussed below. As a percentage of sales from continuing operations, amortization expense decreased from 3.8% in 1997 to 3.5% in 1998.

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

         A nonrecurring charge of $10.5 million was taken in 1998 related to an impairment of certain under-performing long-lived assets. As a result of the Company's strategic review process of its product lines and related intangible assets, the Company determined that a portion of the goodwill associated with certain lower-margin pharmaceutical products had been impaired.

         A nonrecurring charge of $5.7 million was taken in 1996 in conjunction with certain costs and expenses associated with the Daniels Acquisition which was treated as a 'pooling of interests' transaction. Approximately $3.5 million of such charge related to compensation items directly or indirectly related to the change of control of Daniels, including certain costs paid by shareholders, and $1.8 million to financial advisory services incurred by Daniels (and its parent, Galen). The remaining portion of such charge related primarily to transaction expenses including the fees and expenses of counsel and accountants for both Galen and the Company.

Operating Income From Continuing Operations

         Operating income from continuing operations during 1998 increased 4.9% or $1.9 million to $39.9 million from $38.1 million in 1997, and decreased as a percentage of sales from continuing operations to

38.6% in 1998 from 42.9% in 1997, as the result of the $10.5 million nonrecurring charge in 1998. Excluding this charge, operation income from continuing operations in 1998 was $50.4 million, representing a 32.3% increase over the prior year.

         Operating income from continuing operations during 1997 increased 111.6% or $20.1 million to $38.1 million from $18.0 million in 1996 and increased as a percentage of sales from continuing operations to 42.9% in 1997 from 28.0% in 1996 as the result of higher overall gross profits and marginal increases in operating expenses.

Other Income (Expense)

         Interest income from investing activities increased to $5.1 million in 1998 from $2.6 million in 1997. Interest income from investing activities increased to $2.6 million in 1997 from $2.3 million in 1996. Both the increase in 1998 from 1997 and the increase in 1997 from 1996 were the result of higher cash balances.

         Interest expense of $215,000 in 1998 resulted from federal and state taxing authority assessments related to tax audit settlements. The Company had no outstanding debt during 1998. In 1997, interest expense of $238,000 related to borrowings associated with the acquisition of the Brevital product line. Such borrowings were repaid in the third quarter of 1997.

Income Taxes

         The provision for income taxes in 1998 increased to 47.4% of pre-tax income compared to 38.0% of pre-tax income in 1997, due to the nondeductibility of the $10.5 million nonrecurring charge in 1998. Absent the effects of the nonrecurring charge, the 1998 effective tax rate was 38.4%.

         The provision for income taxes in 1997 decreased to 38.0% of pre-tax income compared to 41.7% of pre-tax income in 1996, due to certain nonrecurring merger expenses associated with the Daniels Acquisition in 1996 that were not tax deductible.

Income From Continuing Operations

         Income from continuing operations decreased 5.6% or $1.4 million to $23.6 million in 1998 from $25.0 million in 1997, and decreased as a percentage of sales from continuing operations to 22.8% in 1998 from 28.2% in 1997.

         In 1997, income from continuing operations increased 117.4% or $13.5 million over 1996. As a percentage of sales from continuing operations, income from continuing operations increased to 28.2% in 1997 from 18.0% in 1996.

Income From Discontinued Operations

         Income from discontinued operations in 1998 reflects an approximate $17 million gain (net of tax) from the sale of the Company's nutritional supplements product line and contract manufacturing operations to Twinlab on April 30, 1998. In addition, income from discontinued operations includes the after-tax operating results of the Company's nutritional supplements product line and contract manufacturing operations prior to the sale to Twinlab on April 30, 1998.

         Income from discontinued operations, net of taxes, remained relatively unchanged at $6.6 million in 1996 and $6.9 million in 1997. As a percentage of sales from continuing operations, income from discontinued operations decreased from 10.3% of sales from continuing operations in 1996 to 7.8% in 1997.

Net Income

         Net income increased 32.4% or $10.4 million to $42.3 million in 1998 from $32.0 million in 1997, and increased as a percentage of sales from continuing operations to 40.9% in 1998 from 36.0% in 1997.

         Net income increased 76.3% or $13.8 million to $32.0 million in 1997 from $18.1 million in 1996, and increased as a percentage of sales from continuing operations to 36.0% in 1997 from 28.3% in 1996.

Fourth Quarter - 1997 to 1998

         Sales from continuing operations during the fourth quarter of 1998 increased $.6 million, or 2.4%, to $26.6 million from $26.0 million during the fourth quarter of 1997. Income from continuing operations during the fourth quarter of 1998 increased $2.0 million, or 26.3%, to $9.6 million from $7.6 million in the fourth quarter of 1997. Net income during the fourth quarter of 1998 increased $277,000, or 3.0%, to $9.6 million from $9.4 million during the fourth quarter of 1997. Diluted earnings per share from continuing operations were $.33 in the fourth quarter of 1998 compared to $.27 per share in the fourth quarter of 1997. Diluted earnings per share including both continued operations and discontinued operations during the fourth quarter of 1998 were $.33, with
29.5 million average shares outstanding, compared to $.32 per share, with 29.3 million average shares outstanding, during the fourth quarter of 1997. The 1998 increases resulted from increased sales of higher margin products and effectively utilizing personnel to control overhead costs.

FINANCIAL CONDITION

Balance Sheet Information

         The Company's current ratio decreased slightly to 13.1:1 as of December 31, 1998 from 13.9:1 as of December 31, 1997. Financing debt as a percentage of equity was zero at both December 31, 1998 and December 31, 1997. Working capital increased to $142.2 million as of December 31, 1998 from $78.5 million as of December 31, 1997 as a result of the $41.5 million proceeds (net of $13.5 million in taxes) from the sale of the Company's nutritional supplements product line and contract manufacturing operations to Twinlab, and positive cash flow generated from operating activities.

Liquidity and Capital Resources

         Since inception the Company has financed its operations primarily through cash flow from operations, public and private sales of equity securities and borrowings under revolving credit facilities. At December 31, 1998 and 1997, the Company had cash and cash equivalents of $122.7 million and $49.9 million, respectively. The net cash generated from operating activities of $21.9 million in 1998 was used for capital improvements of $2.3 million and payment of dividends to common stockholders of $3.3 million. The Company believes that available resources and anticipated cash flows from operations are adequate to meet currently anticipated operating needs and to fund future acquisitions. While the Company does not maintain current lines of credit, it believes it has sufficient borrowing capacity in the event that acquisition opportunities cannot be funded from existing resources.

         Total assets increased $45.0 million to $248.8 million at December 31, 1998 from $203.7 million at December 31, 1997, and total liabilities increased $4.1 million to $16.1 million at December 31, 1998 from $12.0 million at December 31, 1997. Net intangible assets decreased $14.2 million to $66.3 million at December 31, 1998 from $80.4 million at December 31, 1997, due to the $10.5 million non-cash accounting charge related to an impairment of certain under-performing long-lived assets and $3.6 million of on-going amortization expense. Intangible assets as a percent of shareholders' equity decreased from 42.0% at December 31, 1997 to 28.5% at December 31, 1998.

         Inventories increased $.2 million to $7.5 million at December 31, 1998, from $7.3 million at December 31, 1997. Accounts receivable increased to $19.1 million at December 31, 1998 from $13.7 million at December 31, 1997, primarily due to the increase in sales for the month of December 1998 as compared to December 1997. In days outstanding, accounts receivable increased to 60 days at December 31, 1998 from 54 days at December 31, 1997. Net property plant and equipment increased by $395,000 to $23.7 million at December 31, 1998, from $23.3 million at December 31, 1997, primarily due to the continued expansion of the Company's pharmaceutical manufacturing facilities during 1998. Accounts payable and accrued expenses increased from $4.6 million at December 31, 1997 to $9.9 million at December 31, 1998 as a result of an increase in trade payables due to the timing of inventory receipts and payments, an increase in accrued sales discounts and rebates, an increase in accrued bonuses and the establishment of reserves to satisfy anticipated future obligations associated with the Company's Discontinued Operations.

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

         Sales and Marketing Strategic Changes. The Company's marketing and sales staff consists of 115 field sales personnel who call upon office-based physicians, out-patient surgery centers and critical care hospitals under the direction of one field management team. In addition, the Company has a sales staff of 3 that market and sell veterinary pharmaceuticals.

         The Company has recently evaluated its overall sales and marketing strategy including an assessment of current competition, product pricing, opportunities for expansion of distribution channels and overall effectiveness of the call plans used by the field sales personnel. In connection with this evaluation, the Company has begun in 1999 to evaluate its contract agreements with certain hospital buying groups and to aggressively renegotiate the product pricing under such agreements in those instances where the Company believes there is little or no current competition. In addition, the Company has unified its field sales force such that each of the 115 field sales personnel will focus on the Company's key products that are currently subject to competition as well as focus on the expansion of distribution channels.

         The Company believes the renegotiation of contract pricing will result in a reduction in sales discounts, thereby increasing net sales from continuing operations in 1999. Furthermore, the Company believes the unification of the field sales force will result in increased sales and marketing coverage of those products for which the greatest opportunity for growth exists and, in the long-term, enhance the productivity and cost-effectiveness of its sales and marketing effort. Costs associated with the unification plan, including the Company's first annual field management and national sales meetings in the first quarter of 1999, cross-training of sales personnel to increase the product knowledge base and the development of additional training materials, product literature and promotional materials are all expected to result in increased selling expenses in 1999.

         There can be no assurance that the renegotiated contract pricing or the unification of the field sales force will not negatively impact sales volume in 1999. In addition, there may be quarterly volatility in net sales from continuing operations and selling expenses in 1999 as a result of these sales and marketing strategic changes.

         Dependence upon Key Products. The Company's continued growth in revenues and earnings is primarily attributable to its acquisitions of a limited number of key products with higher gross margins. During 1998, sales of Tapazole, Levoxyl, Brevital and Thrombin-JMI represented, in the aggregate, approximately 79.1% of total sales from continuing operations. Any factor adversely affecting either the availability of, or the market for, any of such products would have a material adverse effect upon the Company's business, financial condition and results of operations.

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

         Regulation and Product Risks. The manufacturing, processing, formulation, packaging, labeling, advertising and sampling of the Company's products are subject to extensive regulations by various federal and state agencies, including the FDA, the FTC, the DEA, the CPSC, the Department of Agriculture, and the EPA. In addition to other costs of compliance with such regulations, the Company is subject to possible risks arising from changes in such regulations or based upon alleged violations of regulations. Such risks could render products unavailable or unmarketable or result in product recalls. Any such development could materially and adversely affect the Company's reputation, business, financial condition and results of operations. In particular, the FDA announced in an August 14, 1997, Federal Register Notice that orally administered drug products containing levothyroxine sodium are now classified as new drugs. Manufacturers who wish to continue to market these products must submit NDA's. After August 14, 2000, any levothyroxine sodium product marketed without an approved NDA will be subject to regulatory action. Levoxyl, since it was marketed prior to the date of this notice will continue to be eligible for marketing until August 14, 2000. The Company plans to dedicate significant resources to this NDA process during 1999 and 2000 and expects to incur costs in excess of $2 million to secure an approved NDA for Levoxyl.

         In addition to government regulation, the Company faces an inherent risk of exposure to product liability claims in the event use of a product is alleged to have resulted in adverse effects for a patient or consumer. Such risk exists even with respect to those products which are manufactured in regulated facilities or otherwise possess regulatory approval for commercial sale. While the Company has taken, and continues to take, what it believes are appropriate precautions, there can be no assurance that it will avoid significant product liability exposure. The Company currently has product liability insurance in the amount of $20 million per claim and $20 million in the aggregate and excess coverage of $5 million through an "umbrella" policy; however, there can be no assurance that such insurance would be sufficient to cover potential claims or that such insurance coverage will be available in the future on commercially reasonable terms, if at all. Specifically, in the event that the Company's insurance coverage is inadequate to satisfy any resulting liability arising from current Fen/Phen litigation in which the Company has been named as a defendant, then the Company will have to resume defense of such lawsuits and be responsible for the damages. Information regarding the claims related to Fen/Phen is provided under the caption "Legal Proceedings" in Item 3 of Part I above. Accordingly, product liability claims could materially and adversely affect the Company's business, financial condition and results of operations.

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

         The Company's agreement with SB Pharmco to manufacture Triostat requires the Company to use its best efforts to transfer manufacturing of Triostat to its own facility or that of a third-party prior to June 27, 1999, the end of the 2-year term of the SB Pharmco manufacturing agreement. However, the Company can elect at the end of such term to extend the SB Pharmco manufacturing agreement for an additional one (1) year term. The Company has identified an alternate third-party manufacturer and is currently working with this third-party manufacturer to obtain FDA approval in 1999.

         In addition, the Company received notification from Schering in 1998 that it would not be renewing the manufacturing agreement for Cytomel following the end of its term in March 2000. As a result, the Company is currently qualifying several alternative third-party manufacturers in order to replace the Schering manufacturing agreement prior to its termination.

         Disruption in the available supply of Brevital, Tapazole, Triostat or Cytomel or the inability of the Company to obtain sources of supply upon the expiration of current manufacturing arrangements would be materially adverse to the business, financial condition and results of operations of the Company. With respect to the supply of finished goods from third party manufacturers, the Company has experienced temporary product shortages. The most recent occurrence was in the second quarter of 1998 related to an approximate $700,000 backorder of Brevital. This product shortage resulted from increased demand for Brevital that Lilly was unable to supply due to production and delivery delays. The Brevital backorders at June 30, 1998 were fulfilled during the third quarter of 1998.

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

COMPLIANCE WITH YEAR 2000

         The Year 2000 issue exists because many computer systems and applications, including those embedded in equipment and facilities, use two digit rather than four digit date fields to designate an applicable year. As a result, the systems and applications may not properly recognize the year 2000 or process data that includes it, potentially causing data miscalculations or inaccuracies or operational malfunctions or failures. The inability to accurately process date related information would have a material adverse impact on the Company's business, financial condition and results of operations. To mitigate the risks of a Year 2000 failure, a Year 2000 action plan (the "Plan") has been developed and is currently being executed by the Company. The Plan is directed and monitored by the Company's IS (Information Systems) Steering Committee and is proceeding within the planned timetable. The Plan addresses the Year 2000 risk presented by the following IS and non-IS elements of the Company's operations:

                  Financial Systems. In 1998, the Company completed the replacement of its software and systems in the normal course of business. The financial system has been replaced with an Enterprise Reporting System that the developer states is Year 2000 compliant.

                  Other Date-Sensitive Systems and Equipment. Non-financial systems used in the Company's manufacturing facilities are currently being upgraded or replaced in connection with plant expansions and/or on-going equipment validation procedures in the ordinary course of business. The upgrade or replacement of other non-financial systems and equipment relating to distribution, voice and data telecommunication, laboratory testing, and security and environmental control is substantially complete. For the remaining elements, assessment and remediation measures, if necessary, will be initiated during the second quarter of 1999. Other date-sensitive equipment is scheduled to be assessed and remediation measures, if necessary, will be initiated during the second quarter of 1999.

                  Third Party Relationships. The Company is highly dependent on internal and third party computer systems to process its daily transactions. The Company has commenced efforts to determine the extent to which it may be impacted by Year 2000 issues of third-parties, including suppliers, customers, and service providers. Contact with major customers and suppliers has been initiated. To date, the Company is not aware of any non-Year 2000 compliant third-party customers, suppliers, or service providers that would materially impact the Company's results of operations, liquidity or capital resources. However, the Company has no means of ensuring these entities will be Year 2000 ready. Furthermore, the Company has no means of ensuring that the customers (e.g., hospital buying groups, hospitals, and pharmacies) of its wholesale distributors will be Year 2000 ready. The inability of third-parties to complete their Year 2000 programs in a timely manner could materially and adversely impact the Company. The assessment of risk related to third party relationships is expected to be completed during the second quarter of 1999. Given the Company's reliance upon third-party manufacturers for the supply of certain key products, the Company has made arrangements to purchase 3 to 6 months supply of Brevital, Tapazole and Cytomel in the fourth quarter of 1999.

         The Company plans to test and validate identified financial systems, other date-sensitive systems and equipment, and third party communications for Year 2000 compliance. This testing will be initiated in the second quarter of 1999, and will be completed by December 31, 1999. Validation procedures will be performed and managed by internal Company staff.

         The costs associated with the Plan have, for the most part, been planned capital expenditures and budgeted internal staffing expenses. The total capital expenditures related to these system upgrades and/or replacements approximate $1.5 million and have been capitalized as incurred in 1998. Additional costs to be incurred to complete the Plan are not expected to be significant and will relate to the ongoing capital expenditures and internal staffing described above.

         The failure to correct a material Year 2000 problem could result in an interruption in, or failure of, certain normal business activities or operations. Such failure could materially and adversely impact the Company's results of operations, liquidity and financial condition. Although the Company has not yet developed a comprehensive contingency plan to address situations that may result if the Company or any of the third parties upon which the Company is dependent is unable to achieve Year 2000 readiness, a plan will be completed by the fourth quarter of 1999 to address the most reasonably likely worst case scenario with respect to potential Year 2000 compliance failures. Based on the Company's progress to date and timeline to complete the Year 2000 Plan, the Company does not foresee significant financial or operational risks associated with its compliance at this time. However, these expectations are subject to uncertainties including, but not limited to, the readiness of third-party customers, suppliers and service providers, failure to identify all susceptible systems, and the availability and cost of personnel necessary to address any unforeseen problems.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is not involved in activities in derivative financial instruments, other financial instruments and derivative commodity instruments and, therefore, is not exposed to any market risk associated with such financial instruments.


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

                                    PART III

ITEM 10.      DIRECTORS AND OFFICERS OF THE REGISTRANT

DIRECTORS AND OFFICERS

     The following table sets forth certain information as of March 1, 1999 with respect to the directors and executive officers of the Company.

     Name                    Age                       Position
     ----                    ---                       --------

Dennis M. Jones (1)          60      Chairman of the Board, President, Chief
                                     Executive Officer and Director

Judith A. Jones(1)(2)        58      Executive Vice President of Corporate
                                     Affairs, Secretary, Treasurer and Director

Michael T. Bramblett         56      Executive Vice President of Business
                                     Development and Director

G. Andrew Franz (3)          46      Executive Vice President of Operations and
                                     Director

David A. McLaughlin          51      Senior Vice President of Operations and
                                     Director

Tina A. Kaufman              39      Senior Vice President of Finance

Thomas G. Lewandowski        52      Senior Vice President of Sales

Edward A. Chod(4)            45      Director

Stanley L. Lopata(2)(4)(5)   84      Director

Thomas F. Patton(2)(4)       50      Director

L. John Polite, Jr.          77      Director

-------------------------------------------------


(1)      Dennis M. Jones and Judith A. Jones are husband and wife.
(2)      Member of the Audit Committee of the Board of Directors.
(3)      G. Andrew Franz is the son-in-law of Dennis M. and Judith A. Jones.
(4)      Member of the Compensation Committee of the Board of Directors.
(5) Mr. Lopata will retire at the close of the Company's 1999 Annual Meeting. The Company will present for election by its shareholders at the 1999 Annual Meeting an independent outside nominee for Mr. Lopata's seat.

         Dennis M. Jones, the founder of the Company, has been the Company's Chairman of the Board, President and Chief Executive Officer since its inception in March 1981. Mr. Jones has been involved primarily in the pharmaceutical industry since 1964 in various marketing, management and administrative positions.

         Judith A. Jones, a Director of the Company since 1981, and the Secretary and Treasurer since April 1982, was in charge of the financial affairs and books of the Company through June 1998. Effective July 1, 1998, Mrs. Jones became the Executive Vice President of Corporate Affairs. Mrs. Jones served as Vice President of the Company from March 1985 to February 1994 and has been Executive Vice President of the Company since February 1994.

         Michael T. Bramblett, a Director of the Company since 1987, served as Vice President - Marketing of the Company from January 1991 to February 1994 and has served as Executive Vice President since February 1994. Effective July 1, 1998, Mr. Bramblett became the Executive Vice President of Business Development.

         G. Andrew Franz, a Director of the Company since 1994, served as Senior Vice President- Operations-Pharmaceuticals for the Company since February 1994. Effective July 1, 1998, Mr. Franz became the Executive Vice President of Operations. Mr. Franz has also served as the Vice President-Operations of JMI-Canton since the facility was acquired by JMI-Canton from Bowman Pharmaceuticals, Inc. in March 1984.

         David A. McLaughlin, a Director of the Company since 1994, served as Senior Vice President- Operations-Nutritionals in February 1994. Effective July 1, 1998, Mr. McLaughlin became Senior Vice President of Operations. Mr. McLaughlin has served in various management and executive capacities with the Company since 1986.

         Tina A. Kaufman joined the Company in June 1997 as Senior Vice President of Finance. Prior to joining the Company, Ms. Kaufman was a partner at Ernst & Young LLP which has served as the Company's independent auditors since December, 1995. Ms. Kaufman was a member of Ernst & Young's audit team that has served the Company for the last 13 years.

         Thomas G. Lewandowski became Senior Vice President of Sales for the Company in May 1997. Mr. Lewandowski served as Western Regional Sales Manager for Daniels Pharmaceuticals, Inc. from 1989 until that company merged with the Company in 1996. Prior to joining Daniels, Mr. Lewandowski spent 17 years with Pennwalt Corporation holding various management positions in both the hospital and prescription products divisions.

         Edward A. Chod has been a Director since 1991. Mr. Chod is an officer and shareholder in the law firm of Greensfelder, Hemker & Gale, P.C. which he joined in 1978 and which has served as counsel to the Company since 1982. Mr. Chod also serves as the Assistant Secretary of the Company.

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

         No employee who is a director receives a director's fee for services rendered as a director. However, each non-employee director receives reimbursement for any expenses incurred in his capacity as a director of the Company and $4,000 per meeting of the Board of Directors attended by such non-employee director, subject to a minimum (as of December 31, 1998) of $10,000 per year. In addition, non-employee directors who are members of the Company's compensation committee receive $500 per meeting of the compensation committee attended by such non-employee directors. Finally, as set forth in the table below, the present non-employee directors of the Company have been granted stock options pursuant to the Company's 1994 Formula Stock Option Plan for Non-Management Directors ("FSO Plan"). No additional options may be granted under the FSO Plan after May 31, 1999. Due to forthcoming changes in accounting for options granted to non-employees, the Company is reviewing compensation to outside directors.


                              Date of      No. of Options          Per Share            Initial            Expiration
                              -------      --------------          ---------            -------            ----------
           Name                Grant           Granted          Exercise Price       Exercise Date            Date
           ----                -----           -------          --------------       -------------            ----
Stanley L. Lopata              6/1/94          11,250                $4.67              6/1/94               6/1/99
Stanley L. Lopata              7/1/98          11,250               $33.125             5/1/99               5/1/04
L. John Polite, Jr.            6/1/94          11,250                $4.67              6/1/94               6/1/99
L. John Polite, Jr.            7/1/98          11,250               $33.125             5/1/99               5/1/04
Edward A. Chod                 6/1/94          11,250                $4.67              5/1/95               5/1/00
Thomas F. Patton               6/1/95          11,250                $4.45              5/1/96               5/1/01

ITEM 11.      EXECUTIVE COMPENSATION


COMPENSATION OF EXECUTIVE OFFICERS

         Summary Compensation Table. The table below sets forth all compensation received in each of the three fiscal years ended December 31, 1998, 1997 and 1996 for services rendered in all capacities to the Company and its subsidiaries by the Chief Executive Officer and the other four (4) highest-compensated Executive Officers of the Company during the fiscal year ended December 31, 1998 (the "Named Executives").

                           SUMMARY COMPENSATION TABLE


                                                                                              Long-Term
                                         Annual Compensation                                 ----------
                                         -------------------                                 Compensation
                                                                                            -------------

                                                                                              Awards
                                                                                              -------
                                                                                             Securities
                                                                                             ----------
                                                                          Other Annual       Underlying            All Other
                                                                          ------------       ----------            ---------
Name and Principal Position    Year         Salary          Bonus         Compensation (1)      Options           Compensation
---------------------------    ----         ------          -----         ----------------      -------           ------------
Dennis M. Jones, Chairman      1998         $510,780        $100,000           0                  0              $32,114(2)
of the Board, Director and
President and Chief            1997         $400,000         0                 0                  0              $29,864(2)
Executive Officer
                               1996         $360,000        $100,000           0               540,000           $17,599(2)
---------------------------------------------------------------------------------------------------------------------------
Judith A. Jones, Director,     1998         $251,575         $75,000           0                  0              $14,812(3)
Executive Vice President of
Corporate Affairs, Secretary   1997         $220,000         $30,000           0                  0              $ 9,500(3)
and Treasurer
                               1996         $180,000         $50,000           0               135,000           $ 7,518(3)
---------------------------------------------------------------------------------------------------------------------------
Michael T. Bramblett,          1998         $251,070         $75,000           0                  0              $10,000(4)
Director and Executive Vice
President of Business          1997         $220,000         $30,000           0                  0               $9,500(4)
Development
                               1996         $180,000         $50,000           0               63,000             $7,500(4)
---------------------------------------------------------------------------------------------------------------------------
G. Andrew  Franz, Director     1998         $223,228         $75,000           0               50,000            $10,000(4)
and Executive Vice
President of Operations        1997         $175,000         $25,000           0                  0               $9,500(4)

                               1996         $144,000         $40,000           0                  0               $7,500(4)
---------------------------------------------------------------------------------------------------------------------------
David A. McLaughlin,           1998         $202,948         $50,000           0               25,000            $10,000(4)
Director and Senior Vice
President of Operations        1997         $175,000         $25,000           0                  0               $9,500(4)

                               1996         $144,000         $40,000           0                  0               $7,500(4)


(1) No Named Executive received Other Annual Compensation which is required to be reported in this column.

(2) Consists of a Company contribution to a 401(k) plan ($10,000 in 1998, $9,500 in 1997 and $7,500 in 1996) and the dollar value of premiums paid by the Company for a split-dollar life insurance policy on Mr. Jones, of which $22,114, $17,780 and $10,099 constituted his reportable economic benefit in the years 1998, 1997 and 1996, respectively. See "Certain Relationships and Related Transactions" in Item 13 below for additional information concerning insurance relationships.

(3) Consists of a Company contribution to a 401(k) plan ($10,000 in 1998, $9,500 in 1997 and $4,375 in 1996) and the dollar value of premiums paid by the Company for a split-dollar life insurance policy on Mrs. Jones, of which $4,812, $4,603 and $3,143 constituted her reportable economic benefit in the years 1998, 1997 and 1996, respectively. See "Certain Relationships and Related Transactions" in Item 13 below for additional information concerning insurance relationships.

(4)      Consists of a Company contribution to a 401(k) plan.

STOCK OPTIONS AND INCENTIVE AWARDS

         Shareholders of the Company have approved the adoption of stock option and incentive stock plans which are administered by the Compensation Committee of the Board of Directors of the Company. At December 31, 1998, the Company had outstanding stock options for an aggregate of 1,963,301 shares of Common Stock at a weighted average price of $18.38 per share held by 216 employees (including the options held by the Named Executives as described below) and the four (4) non-management directors. The Company's stock option plans permit "exchange exercises" in which an optionee is permitted to pay the exercise price of vested options by surrendering previously owned shares of the Company's Common Stock having a market value equal to the exercise price of the option being exercised.

         Option/SAR Grants. Although permitted under certain of the stock option and incentive stock plans, the Company did not issue or have outstanding in 1998 stock appreciation rights ("SARs") or restricted share grants to any Named Executive. During 1998, the Company granted stock options to the Named Executives as set forth in the table below.

                                                       Individual Grants
                                  ----------------------------------------------------------
                                                   Percent of
                                                    Total Shares                                Potential Realizable Value at
                                  Number of        Underlying                                      Assumed Annual Rates of
                                    Shares           Options                                             Stock Price
                                  Underlying         Granted       Per Share                              Appreciation
                                    Options        to Employees     Exercise      Expiration    -----------------------------
        Name                        Granted           in 1998         Price          Date            5%               10%
----------------------            -----------      ------------    ----------     -----------   -----------         ---------
G. Andrew Franz                    28,110(1)            4.1%          $20.00        9/1/2004        $228,872        $483,570
G. Andrew Franz                    21,890(2)            3.2%          $21.00        9/1/2004        $156,339        $354,679
David A. McLaughlin                25,000(3)            3.6%          $20.00       10/8/2004        $203,550        $430,070

(1) These options granted to Mr. Franz represent non-statutory options. 7,150 shares underlying the non-statutory options become exercisable on September 1, 1999 with 5,240 share installments becoming exercisable on September 1, 2000 and each year thereafter through 2003.

(2) These options granted to Mr. Franz are intended to qualify as "incentive stock options" for federal income tax purposes. 2,850 shares underlying the incentive stock options become exercisable September 1, 1999 with 4,760 share installments becoming exercisable on September 1, 2000 and each year thereafter through 2003.

(3) The non-statutory options granted to Mr. McLaughlin become exercisable in 5,000 share installments on October 8, 1999 and each year thereafter through 2003.

         Aggregate Option Exercises during 1998 and Year End Option Values. The following table provides information with respect to the stock options exercised during the fiscal year ended December 31, 1998 and the value as of December 31, 1998 of unexercised in-the-money options held by the Named Executives. The value realized on the exercise of options is calculated using the difference between the option exercise price and the fair market value of the Company's stock on the date of the exercise. The value of unexercised in-the-money options at fiscal year end is calculated using the difference between the option exercise price and the fair market value of the Company's stock at fiscal year end, December 31, 1998.

                                                                                                 Value of
                                                                Number of                   Unexercised In-the-
                            Shares                          Unexercised Options              Money Options at
                           Acquired        Value           at December 31, 1998              December 31, 1998
                          on Exercise     Realized                  (#)                             ($)
         Name                 (#)            ($)         Exercisable/Unexercisable       Exercisable/Unexercisable
        ------               -----          -----        -------------------------       -------------------------
Dennis M. Jones                0             $0               216,000/324,000              $5,579,280/$8,368,920
Judith A. Jones                0             $0                54,000/81,000               $1,394,820/$2,092,230
Michael T. Bramblett           0             $0                18,000/45,000                $464,940/$1,162,350
G. Andrew Franz             11,250        $409,950             11,250/61,250                $370,575/$1,173,685
David A. McLaughlin         22,500        $637,088               0/36,250                       $0/$783,075


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

         Each year the Company may make contributions to match all or a portion of Participants' Elective Contributions. The Company set the matching contribution at six percent of Participants' compensation in 1998 and 1997, and at five percent of Participants' compensation in 1996. In addition to matching contributions, the Company may make a discretionary contribution which is allocated among Participants' Accounts in proportion to compensation. No discretionary contributions have been made in the last three years. The Company's matching and discretionary contributions are collectively called "Company Contributions".

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


         Years of Service                              Vested Percentage
              2 ...............................................20%
              3................................................40%
              4................................................60%
              5................................................80%
              6...............................................100%

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

         As of January 1, 1998, the Company had approximately 340 Eligible Employees, including the Named Executives (Dennis M. Jones, Judith A. Jones, Michael T. Bramblett, G. Andrew Franz and David A. McLaughlin). During 1998, the Company made matching contributions to the 401(k) Plan aggregating $50,000 to the accounts of the Named Executives and total matching contributions of $690,971 to all Participants' Accounts.

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

         The Company is the 401(k) Plan Administrator and currently pays all expenses of the 401(k) Plan other than audit fees, which are paid by the 401(k) Plan. The Company has appointed Dennis M. Jones, Judith A. Jones and G. Andrew Franz as Trustees of the 401(k) Plan and Smith Barney Corporate Trust Company is an additional trustee with respect to the investment funds available to Participants. The 401(k) Plan may be modified by the officers of the Company at any time, provided that the aggregate additional annual cost to the Company of any such modification does not exceed $500,000 and provided further that no modification shall adversely affect the rights of the Participants or divert any of the 401(k) Plan assets to purposes other than the benefit of the Participants.

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

                 BENEFICIAL OWNERSHIP AS OF FEBRUARY 26, 1999

           Name and Address of                                                              Percentage of Shares
           Beneficial Owner (1)                   Shares Beneficially Owned (2)            Beneficially Owned (3)
           --------------------                   -----------------------------            ----------------------
Dennis M. Jones                                           3,356,365 (4)(5)                          11.5%
Chairman of the Board of Directors
   and President
Judith A. Jones                                           1,101,937 (6)                             3.8%
Executive Vice President of Corporate
   Affairs, Secretary, Treasurer and
   Director
Michael T. Bramblett                                        155,726 (7)(8)                          0.5%
Executive Vice President of Business
   Development and Director
G. Andrew Franz                                             372,252 (9)                             1.3%
Executive Vice President of Operations
   and Director
David A. McLaughlin                                         113,000 (10)                              *
Senior Vice President of Operations
   and Director
Stanley Lopata                                              169,760 (11)                            0.6%
Director
900 South Hanley Road
St. Louis, Missouri 63105
L. John Polite, Jr.                                           39,250(12)                              *
Director
211 Oldwoods Road
Franklin Lakes, New Jersey 07417
Edward A. Chod                                                26,825(13)                              *
Director and Assistant Secretary
10 South Broadway, Suite 2000
St. Louis, Missouri 63102
Thomas F. Patton, Ph.D.                                        9,000(14)                              *
Director
4588 Parkview Place
St. Louis, Missouri 63110
All Directors and Executive Officers                      5,357,615 (15)                            18.3%
   as a Group
(consisting of eleven persons)

*  Less than one-half of one percent.

(1) Except as otherwise indicated, the address for each individual named is c/o JONES PHARMA INCORPORATED, 1945 Craig Road, St. Louis, Missouri 63146. Each beneficial owner has sole voting and investment power with respect to the shares of Common Stock shown as beneficially owned except that an individual may be deemed to have only indirect shared voting and investment power with respect to shares held by the individual's spouse as reflected in other footnotes.

(2) Includes shares deemed owned as a result of purchase options which are presently or will become exercisable on or prior to June 1, 1999.

(3) The number of shares of Common Stock deemed outstanding as of February 26, 1999 includes: (i) 28,810,069 shares of Common Stock outstanding as of such date, and (ii) shares of Common Stock issuable pursuant to options held by the directors and executive officers that are currently exercisable or will become exercisable on or before June 1, 1999, by the person or group in question.

(4) Includes 324,000 shares under option rights issued by the Company and held by Mr. Jones. Does not include 1,101,937 shares or options held by his spouse, Judith A. Jones, with respect to which he disclaims beneficial ownership.

(5) As a result of call options written and sold by Mr. Jones, an aggregate of 200,000 of the shares reflected as owned by him are subject to purchase by third parties at $32.50 per share under option rights expiring on June 18, 1999.

(6) Includes 81,000 shares under option rights issued by the Company and held by Mrs. Jones. Does not include 3,356,365 shares or options held by her spouse, Dennis M. Jones, with respect to which she disclaims beneficial ownership.

(7) Includes 18,461 shares held by Mr. Bramblett's wife with respect to which he disclaims beneficial ownership. Also includes 27,000 shares under option rights issued by the Company.

(8) As a result of call options written and sold by Mr. Bramblett, an aggregate of: (i) 20,000 of the shares reflected as owned by him were subject to purchase by third parties at $35 per share under option rights expiring March 19, 1999; and (ii) 20,000 of the shares reflected as owned by him are subject to purchase by third parties at $32.50 per share under option rights expiring June 18, 1999.

(9) Includes 166,165 shares owned by Mr. Franz' wife, 42,840 shares held by his spouse as custodian for their children, 27,886 shares held by his wife as a co-trustee for the benefit of the Franz' children and 13,943 shares held by his wife as a co-trustee for the benefit of her nephew. Mr. Franz disclaims beneficial ownership of all of the shares held by his wife. Also includes 11,250 shares under option rights issued by the Company.

(10) As a result of call options written and sold by Mr. McLaughlin, an aggregate of 20,000 of the shares reflected as owned by him are subject to purchase by third parties at $35.00 per share under option rights expiring June 18, 1999.

(11) Includes 64,950 shares held in revocable trust created by Mr. Lopata's wife and with respect to which he disclaims beneficial ownership. Also includes 2,250 shares under vested and unexercised options. Mr. Lopata will retire at the close of the Company's 1999 Annual Meeting.

(12)   Includes 13,500 shares under option rights issued by the Company.

(13)   Includes 11,250 shares under option rights issued by the Company.

(14)   Includes 9,000 shares under option rights issued by the Company.

(15) Includes the shares listed as beneficially owned for each individual included in the table as well as (i) 10,000 shares under option rights issued by the Company and held by Tina A. Kaufman, Senior Vice President of Finance; and 3,500 shares under option rights issued by the Company and held by Thomas G. Lewandowski, Senior Vice President of Sales.

Other Significant Shareholdings

         Based upon filings with the Securities and Exchange Commission ("SEC") under the Securities Exchange Act of 1934, as amended ("Exchange Act"), the Company is advised that as of December 31, 1998, the following investment advisor held discretionary authority over accounts holding, in the aggregate, the indicated numbers of shares of the Company's Common Stock, in each case representing 5% or more of the then outstanding shares of Common Stock:


          NAME AND ADDRESS OF INVESTMENT ADVISOR                  SHARES
          --------------------------------------                  ------
AMVESCAP PLC                                                3,211,100 (11.17%)
11 Devonshire Square
London EC2M 4YR
England

Compliance with Section 16(a) of the Securities Exchange Act of 1934

         Section 16(a) of the Exchange Act, requires the Company's directors and officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the SEC. Directors, officers and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

         To the Company's knowledge, based solely on review of the copies of such forms received by the Company and written representations from certain reporting persons that no Forms 5 or other reports were required for those persons, the Company believes that, during the fiscal year ended December 31, 1998, its directors, officers and greater than 10% beneficial owners complied with all applicable filing requirements except as follows: Michael T. Bramblett, Executive Vice President of Business Development, and G. Andrew Franz, Executive Vice President of Operations, each filed a Form 4, one month late, with respect to the expiration of call options they each wrote and sold in 1997.


ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Life Insurance Relationships. Pursuant to agreements between the Company and the trustees of irrevocable insurance trusts, the Company pays the premiums associated with life insurance on the lives of Dennis M. Jones and Judith A. Jones as "split-dollar" coverage. Under such agreements, the trusts own the policies and the Company pays the premiums on the policies. Upon the death of the insureds, or in the event of an earlier termination of the policies, the Company is entitled to recover the aggregate amount of the premiums paid and the Company holds security interests in such policies to the extent of premiums paid. The insurance trusts may terminate the "split-dollar" arrangement with respect to any policy at any time upon reimbursement to the Company of the aggregate amount of premiums paid with respect to such policy. As an inducement to the Company to provide such coverage under the policies issued in 1997 and 1998, Mr. and Mrs. Jones or certain beneficiaries of the insurance trusts have guaranteed to the Company that the Company will recover the full amount of premiums paid with respect to such policies. The Company is prohibited from borrowing against such policies without the consent of the insureds.

         During 1998 the aggregate face amount of such "split-dollar" insurance coverage was increased from $33,500,000 to $73,500,000 as the result of the purchase of a "second to die" policy on the lives of Mr. and Mrs. Jones. Aggregate premium expense during 1998 on such policies was $1,488,000; aggregate premium expense to December 31, 1998 on all such policies was $2,463,000.

         In addition to such "split-dollar" insurance, during 1998 the Company purchased "key employee" insurance policies on the joint lives of Mr. and Mrs. Jones in policies having an aggregate death benefit of $40,000,000. The policies represent a combination of term and whole life intended to provide for level premium expense to the Company aggregating approximately $865,000 per year. Contemporaneously with the purchase of these policies, the Company entered into an agreement with Mr. and Mrs. Jones (individually and as the trustees of their respective revocable trusts holding shares of the Company's Common Stock). Pursuant to such agreement, at the time of the death of the second to die of Mr. or Mrs. Jones, their estates or the successor trustees of their trusts or any beneficiary of such trust receiving a distribution of shares of the Company's Common Stock is given the option to require the Company to repurchase shares of the Company's Common Stock. The purchase price applicable to any such repurchase will equal the average closing price for such stock for the ten days preceding the date of death giving rise to the option.

         The option may only be exercised by notice given not earlier than seven nor later than eight months after the date of death giving rise to the option and any resulting repurchase shall be made within thirty days of such notice of exercise. The agreement limits the Company's obligation to effect such repurchases to the amount of the insurance proceeds received by the Company pursuant to the policies, but provides that the Company may not borrow against any cash values in the policies or cancel the insurance without the consent of Mr. and Mrs. Jones. Mr. and Mrs. Jones have agreed with the Company that in the event of any termination of the policies under circumstances in which the Company does not recover in full its premium costs, they will reimburse such unrecovered costs to the Company. The Company believes that such insurance and the application of the proceeds to the repurchase of shares of the Company's Common Stock as provided in the agreement, will work to reduce any negative impact on the Company and the market for its Common Stock arising from the deaths of Mr. and Mrs. Jones.

         Related Party Transactions. Edward A. Chod, a director of the Company, is a principal in the law firm of Greensfelder, Hemker & Gale, P.C., which firm has served as counsel to the Company since 1982. The amount of legal fees paid by the Company to Greensfelder, Hemker & Gale, P.C. during the fiscal year ended December 31, 1998 did not exceed five percent (5%) of such firm's gross revenues for its applicable fiscal year.

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

         3.   Exhibits:

              (3.1) Amended and Restated Certificate of Incorporation of the Company dated June 5, 1997 (incorporated by reference from Exhibit 3.1 to Form 8-K dated
                           June 10, 1997).

              (3.2) Certificate of Amendment to Restated Certificate of Incorporation dated May 20, 1998 (incorporated by reference from Exhibit 3(i) to Form 8-K dated May 20,
                           1998).

              (3.3) Amended By-Laws of the Company as of June 14, 1988 (incorporated by reference from Exhibit 3.5 to Form 10-K for the year ended December 31, 1995).

              (3.4) Amendment to Section 3.02 of By-Laws of the Company as of April 1, 1992 (incorporated by reference from Exhibit 3.6 to Form 10-K for the year ended December 31, 1995).

              (10.1) The Company's 1989 Incentive Stock Option Plan (incorporated by reference from Exhibit 10.1 to Form 10-K for the year ended December 31, 1995).

              (10.2) Employee Profit Sharing and 401(k) Plan as amended and restated as of January 1, 1997 (incorporated by reference from Exhibit 10.2 to Form 10-K for the year ended December 31, 1996).

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

              (10.5) Licensing Agreement dated August 31, 1995 between the Company and Eli Lilly & Company is (incorporated by reference from Exhibit 2.1 to Form 8-K dated September 15, 1995).

              (10.6) Manufacturing Agreement dated August 31, 1995 between the Company and Eli Lilly & Company (incorporated by reference from Exhibit 2.2 to Form 8-K dated September 15, 1995).

              (10.7) License Agreement dated March 18, 1996, between the Company and Eli Lilly and Company (incorporated by reference from Exhibit 2.1 to Form 8-K dated March 18, 1996).

              (10.8) Manufacturing Agreement dated March 18, 1996, between the Company and Eli Lilly and Company (incorporated by reference from Exhibit 2.2 to Form 8-K dated March 18, 1996).

              (10.9) Plan of Reorganization and Agreement dated as of July 30, 1996, by and among Galen Drugs of Florida, Inc., Daniels Pharmaceuticals, Inc. and the Company (incorporated by reference from Exhibit 2.1 to Form 8-K dated September 6, 1996).

              (10.10) Plan of Reorganization and Agreement dated as of October 24, 1996, by and among the Company, Abana Pharmaceuticals, Inc., Dale E. Eads and Perry N. Cole (incorporated by reference from the Company's Registration Statement on Form S-4 (Registration No. 333-15889) filed on November 8, 1996).

              (10.11) The Company's 1997 Incentive Stock Plan (incorporated by reference from the Company's Proxy Statement dated April 10, 1997 for the Annual Meeting of Shareholders held May 20, 1997).

              (10.12) Asset Purchase Agreement dated as of June 27, 1997, between the Company and SmithKline Beecham Corporation (incorporated by reference from Exhibit
                           2.1 to Form 8-K dated July 8, 1997).

              (10.13) Supply Agreement dated as of June 27, 1997, between the Company and SB Pharmco Puerto Rico (incorporated by reference from Exhibit 2.2 to Form 8-K dated July 8, 1997).

              (10.14) Asset Purchase Agreement dated March 17, 1998 by and among Twin Laboratories, Inc., Bronson Laboratories, Inc., the Company and JMI-Phoenix (incorporated by reference from Exhibit 2.1 to Form 8-K dated May 15,
                           1998).

              (21.1) Subsidiaries of the Registrant (incorporated by reference from Exhibit 21.1 to Form 10-K for the year ended December 31, 1997).

              (23.1)       Consent of Ernst & Young LLP. (FILED HEREWITH)

              (27.1)       Financial Data Schedule. (FILED HEREWITH)

(b) No reports on Form 8-K were filed by the Company during the last quarter of the period covered by this report on Form 10-K.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          JONES MEDICAL INDUSTRIES, INC.

                                          By:   /s/ Dennis M. Jones
                                               -----------------------------
                                               Dennis M. Jones, President
                                               DATE:  MARCH 31, 1999

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

      SIGNATURES                          TITLE                       DATE
      ----------                          -----                       ----

/s/ Dennis M. Jones             President, Chief Executive       March 31, 1999
---------------------------     Officer-and Director
Dennis M. Jones

/s/ Judith A. Jones             Principal Financial and          March 31, 1999
---------------------------     Accounting Officer,
Judith A. Jones                 Executive Vice President,
                                Secretary, Treasurer and
                                Director

/s/ Michael T. Bramblett        Executive Vice President         March 31, 1999
---------------------------     and-Director
Michael T. Bramblett

/s/ G. Andrew Franz             Senior Vice President -          March 31, 1999
---------------------------     Operations -
G. Andrew Franz                 Pharmaceuticals and
                                Director

/s/ David A. McLaughlin         Senior Vice President -          March 31, 1999
---------------------------     Operations -
David A. McLaughlin             Nutritionals and Director

/s/ Edward A. Chod              Director                         March 31, 1999
---------------------------
Edward A. Chod

/s/ Stanley Lopata              Director                         March 31, 1999
---------------------------
Stanley Lopata

/s/ L. John Polite, Jr.         Director                         March 31, 1999
---------------------------
L. John Polite, Jr.

/s/ Thomas F. Patton, Ph.D.     Director                         March 31, 1999
---------------------------
Thomas F. Patton, Ph.D.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                  AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULE


                                                                    Page
                                                                    ----
Report of Ernst & Young LLP, independent auditors                    F-1

Consolidated balance sheets as of December 31, 1997 and 1998         F-2

Consolidated statements of income for the years ended
December 31, 1996, 1997 and 1998                                     F-3

Consolidated statements of stockholders' equity for the
years ended December 31, 1996, 1997 and 1998                         F-4

Consolidated statements of cash flows for the years ended
December 31, 1996, 1997 and 1998                                     F-5

Notes to consolidated financial statements                           F-6

Consolidated schedule for the years ended December 31, 1996, 1997 and 1998:

         II.  Valuation and qualifying accounts                      F-25


         All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

                         Report of Independent Auditors

The Board of Directors and Stockholders
JONES PHARMA INCORPORATED

We have audited the accompanying consolidated balance sheets of JONES PHARMA INCORPORATED as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of JONES PHARMA INCORPORATED at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP
St. Louis, Missouri
February 10, 1999

                            JONES PHARMA INCORPORATED

                           Consolidated Balance Sheets
          (In thousands of dollars except share and per share amounts)


                                                           DECEMBER 31
                                                      1997             1998
                                                    ---------------------------
  ASSETS
  Current assets:
    Cash and cash equivalents                        $49,877         $122,745
    Accounts receivable, less allowance for
      doubtful accounts of $1,196 in 1997 and $977
      in 1998                                         13,650           19,069
    Inventories                                        7,299            7,492
    Deferred income taxes                              2,443            3,342
    Other                                                479            1,329
    Net assets of discontinued operations             10,883                -
                                                    --------------------------
  Total current assets                                84,631          153,977
  Intangible assets:
    Distribution systems, trademarks, and licenses    66,827           66,805
    Restrictive covenants and other intangibles        7,624            7,647
    Goodwill                                          14,534            4,034
                                                    ---------------------------
                                                      88,985           78,486
    Less accumulated amortization                      8,503           12,160
                                                    ---------------------------
  Net intangible assets                               80,482           66,326

  Net property, plant, and equipment                  23,297           23,692
  Other assets                                         2,219            4,783
  Net assets of discontinued operations               13,100                -
                                                    ---------------------------
  Total assets                                      $203,729         $248,778
                                                    ===========================

  LIABILITIES AND STOCKHOLDERS' EQUITY
    Current liabilities:
    Accounts payable and accrued expenses             $4,631           $9,951
    Income taxes payable                               1,450            1,771
                                                    ---------------------------
  Total current liabilities                            6,081           11,722

  Deferred income taxes                                5,922            4,386

  Stockholders' equity:
    Preferred stock, $.01 par value, 5,000,000
      shares authorized, no shares issued or               -                -
      outstanding
    Common stock, $.04 par value; 75,000,000
      shares authorized, 28,798,978 issued and
      outstanding in 1998; 28,647,300 issued and
      outstanding in 1997                              1,146            1,152
    Contributed capital                              109,129          111,039
    Retained earnings                                 81,451          120,479
                                                    ---------------------------
  Total stockholders' equity                         191,726          232,670
                                                    ---------------------------
                                                    $203,729         $248,778
                                                    ===========================

  See accompanying notes.

                            JONES PHARMA INCORPORATED

                        Consolidated Statements of Income
               (In thousands of dollars except per share amounts)


                                               YEAR ENDED DECEMBER 31
                                      1996              1997             1998
                                   ---------------------------------------------
Sales from continuing operations    $64,181           $88,781         $103,414
Cost of sales                        20,277            25,430           23,839
                                   ---------------------------------------------
Gross profit                         43,904            63,351           79,575

Selling, general, and administrative
   expenses:
    Selling                          10,356            14,415           16,825
    General and administrative        7,389             7,499            8,534
    Research and development            410                 -              117
    Amortization                      2,011             3,357            3,665
    Nonrecurring charges              5,743                 -           10,500
                                   ---------------------------------------------
Total selling, general, and
  administrative expenses            25,909            25,271           39,641
                                   ---------------------------------------------

Operating income from continuing
  operations                         17,995            38,080           39,934

Other income (expense):
  Interest income                     2,276             2,562            5,086
  Interest expense                     (553)             (238)            (215)
  Miscellaneous                          32                (9)              12
                                   ---------------------------------------------
                                      1,755             2,315            4,883
                                   ---------------------------------------------
Income before taxes from
  continuing operations              19,750            40,395           44,817
Provision for income taxes            8,232            15,351           21,250
                                   ---------------------------------------------
Income from continuing operations    11,518            25,044           23,567
                                   ---------------------------------------------

Income from discontinued
  operations (net of taxes)           6,621             6,926           18,768
                                   ---------------------------------------------
Net income                          $18,139           $31,970          $42,335
                                   =============================================

Earnings per share:
  Basic: Continuing operations        $0.43             $0.88            $0.82
         Discontinued operations       0.24              0.24             0.65
                                   ---------------------------------------------
                                      $0.67             $1.12            $1.47
                                   =============================================
  Diluted: Continuing operations      $0.41             $0.85            $0.80
         Discontinued operations       0.24              0.24             0.64
                                   =============================================
                                      $0.65             $1.09            $1.44
                                   =============================================

See accompanying notes.

                           JONES PHARMA INCORPORATED

                Consolidated Statements of Stockholders' Equity

               Years ended December 31, 1996, 1997, and 1998
          (In thousands of dollars except share and per share amounts)




                               NUMBER OF SHARES   PREFERRED   COMMON   CONTRIBUTED  RETAINED
                             PREFERRED   COMMON     STOCK      STOCK     CAPITAL     EARNINGS        TOTAL
                             -------------------------------------------------------------------------------
Balance at December 31, 1995   1,056   24,227,423   $ -        $969     $19,590      $35,379        $55,938

Net proceeds from sale of
  common stock                     -    3,450,000     -         138      75,084            -         75,222
Exercise of stock options          -      333,397     -          13         787            -            800
Restricted stock:
  Amortization of unearned
    compensation                   -            -     -           -          12            -             12

Tax benefits associated
  with the exercise of
  nonqualified stock
  options                          -            -     -           -         846            -            846
Adjustment to increase
  pooled company's net
  income to a 15-month
  amount                           -            -     -           -           -          702            702
Costs paid by shareholders
  on behalf of the Company         -            -     -           -       2,900            -          2,900
Redemption of dissenters'
  shares                           -            -     -           -      (4,022)           -         (4,022)
Shares issued in
  connection with the
  Abana purchase                   -      420,553     -          17      13,875            -         13,892
Other                              -            -     -           -        (490)                       (490)
Conversion of preferred
  stock                       (1,056)       4,078     -           -           -            -              -
Net income                         -            -     -           -           -       18,139         18,139
Cash dividend declared
  common stock ($.0767 per
  share)                           -            -     -           -           -       (2,020)        (2,020)
                             -------------------------------------------------------------------------------
Balance at December 31, 1996       -   28,435,451   $ -      $1,137    $108,582      $52,200       $161,919

Exercise of stock options          -      224,724     -           9         687            -            696
Shares tendered in payment
  of option price                  -      (10,182)    -           -        (340)           -           (340)

Tax benefits associated
  with the exercise of
  nonqualified stock
  options                           -           -     -           -         287            -            287
Return of escrowed shares           -      (2,693)    -           -         (87)           -            (87)
Net income                          -           -     -           -           -       31,970         31,970
Cash dividend declared -
  common stock ($.095 per
  share)                            -           -     -           -           -       (2,719)        (2,719)
                             -------------------------------------------------------------------------------
Balance at December 31, 1997        -  28,647,300   $ -      $1,146     $109,129     $81,451       $191,726

Exercise of stock options           -     155,941     -           6        1,557           -          1,563
Shares tendered in payment
  of option price                   -      (4,263)    -           -            -           -              -
Tax benefits associated
  with the exercise of
  nonqualified stock
  options                           -           -     -           -          353           -            353
Net income                          -           -     -           -            -      42,335         42,335
Cash dividend declared
  common stock ($.115 per
  share)                            -           -     -           -            -      (3,307)        (3,307)
                             -------------------------------------------------------------------------------
Balance at December 31, 1998        -  28,798,978   $ -      $1,152     $111,039     $120,479      $232,670
                             =================================================================================

See accompanying notes.

                            JONES PHARMA INCORPORATED

                     Consolidated Statements of Cash Flows
                           (In thousands of dollars)

                                                   YEAR ENDED DECEMBER 31
                                       1996              1997             1998
                                    -------------------------------------------
OPERATING ACTIVITIES
Net income                           $18,139           $31,970          $42,335
Adjustment to increase pooled
  company's net income to a
  15-month amount                        702                 -                -
Noncash adjustments:
  Costs paid by shareholders on
    behalf of the Company              2,900                 -                -
  Depreciation                         1,363             2,148            1,938
  Amortization                         2,630             3,963            3,665
  Provision for uncollectibles           200               809             (219)
  Pretax gain on sale of
    discontinued operations                -                 -          (30,616)
  Nonrecurring charge                      -                 -           10,500
  Deferred income taxes                  527                43           (2,435)
  Loss on sale of assets                 101                31                -
  Change in assets and
    liabilities, net of effects
    from acquisitions:
       Accounts receivable            (1,406)           (6,196)          (5,200)
       Inventories                       868            (2,604)            (193)
       Other assets                   (1,603)            1,445           (3,474)
       Accounts payable and
        accrued expenses              (1,119)           (1,341)           5,320
       Income taxes payable           (2,635)            1,450              321
                                    -------------------------------------------
Net cash from operating activities    20,667            31,718           21,942

INVESTING ACTIVITIES
Additions to property, plant, and
  equipment                           (7,386)           (5,566)         ( 2,333)
Proceeds from sale of assets             408               276                3
Purchases of intangible assets in
  product line acquisitions, net
  of seller financing                 (8,757)          (22,800)               -
Proceeds from sale of discontinued
  operations                               -                 -           55,000
Net decrease in note receivable
  from related party                     175                 -                -
                                    -------------------------------------------
Net cash from (used for) investing   (15,560)          (28,090)          52,670

FINANCING ACTIVITIES
Net proceeds from sale of common
  stock                               75,222                 -                -
Proceeds from debt                     8,700                 -                -
Repayment of long-term debt          (37,758)           (3,000)               -
Purchase of dissenters' shares        (4,022)                -                -
Repayment of note payable to
 former stockholder of pooled
 company                              (2,476)                -                -
Payments of cash dividends            (1,743)           (3,279)          (3,307)
Proceeds from exercise of stock
  options                                800               356            1,563
                                    -------------------------------------------
Net cash from (used for) financing    38,723            (5,923)          (1,744)
                                    -------------------------------------------
Increase (decrease) in cash and
   cash equivalents                   43,830            (2,295)          72,868
Cash and cash equivalents,
   beginning of year                   8,342            52,172           49,877
                                    -------------------------------------------
Cash and cash equivalents, end of
  year                               $52,172           $49,877         $122,745
                                    ============================================


See accompanying notes.

                            JONES PHARMA INCORPORATED

                   Notes to Consolidated Financial Statements
          (In thousands of dollars except share and per share amounts)

1. BASIS OF PRESENTATION

DISCONTINUED OPERATIONS

On March 16, 1998, the Board of Directors of JONES PHARMA INCORPORATED ("JMED" or the "Company") approved a plan to discontinue the Company's nutritional supplements product line and contract manufacturing operations. On March 17, 1998, the Company signed a binding agreement with certain operating subsidiaries of Twinlab Corporation ("Twin") to sell a portion of this business for $55,000 cash on the April 30, 1998 closing date. A gain on the sale, of approximately $17,000, net of taxes of approximately $13,500, has been recorded in the 1998 results. The accompanying consolidated statements of income reflect the operating results, net of tax, of the Company's nutritional supplements product line and contract manufacturing operations as discontinued operations. Net sales associated with the discontinued operations approximate $11,901 for the period January 1, 1998 to April 30, 1998 (the sale date). For the years ended December 31, 1997 and 1996, net sales associated with the discontinued operations approximated $36,249 and $35,972, respectively.

DANIELS PHARMACEUTICALS, INC. POOLING OF INTERESTS

On August 30, 1996, JMED acquired Daniels Pharmaceuticals, Inc. ("Daniels"), a Florida corporation, in a business combination accounted for as a pooling of interests by way of a merger (the "Merger") among Daniels, Daniels' parent entity, Galen Drugs of Florida, Inc. ("Galen"), a Florida corporation, and JMED's wholly owned subsidiary, JGD Acquisition Corporation, a Florida corporation. The accompanying financial statements are based on the assumption that the two companies were combined at the beginning of 1996.

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

Nonrecurring charges related to this acquisition consisting of costs paid by shareholders on behalf of the Company, investment banking and professional fees, and severance costs totaled $5,743 and have been included in selling, general, and administrative expenses in the accompanying 1996 consolidated statement of income.

                            JONES PHARMA INCORPORATED

           Notes to Consolidated Financial Statements (continued) (In thousands of dollars except share and per share amounts)

1. BASIS OF PRESENTATION (CONTINUED)

In connection with the Merger, Daniels changed its fiscal year-end in 1996 from September 30 to December 31, to conform to JMED's year-end. The conformity of Daniels' fiscal year-end was changed prospectively. Accordingly, Daniels' net income for the three months ended December 31, 1995 has been added directly to retained earnings of the combined Company. The consolidated statement of cash flows for the year ended December 31, 1996 combines JMED's cash flows for that period with the cash flows of Daniels for the period from October 1, 1995 to December 31, 1996.

STOCK SPLITS

On February 7, 1996 and again on May 22, 1996, the Board of Directors declared three-for-two stock splits effected in the form of stock dividends. The financial statements, including stock options, share data, per share data, and market prices, have been retroactively adjusted to reflect both of these stock splits.

2. NATURE OF OPERATIONS AND CUSTOMER CONCENTRATION

The Company is engaged in the manufacturing, marketing, and sale of pharmaceuticals to retail pharmacies and hospitals. A significant portion of the Company's sales are through wholesale drug distributors, which in turn supply product to pharmacies and hospitals.

No one customer accounted for more than 10 percent of the Company's consolidated sales in 1996, 1997, or 1998.

The Company's most significant products include:


                                1996                 1997                  1998
                        ------------------------------------------ ---------------------
                        PRODUCT   PERCENT    PRODUCT   PERCENT     PRODUCT   PERCENT
                          SALES    OF SALES    SALES    OF SALES     SALES    OF SALES
                        ------------------------------------------ ---------------------
 Levoxyl                  $14,197      22%     $22,272      25%      $28,100      27%
 Tapazole (acquired
   March 18, 1996)        $12,254      19%     $18,313      21%      $24,715      24%
 Thrombin products        $17,406      27%     $19,387      22%      $17,827      17%
 Brevital                  $7,251      11%      $9,187      10%      $11,120      11%

                            JONES PHARMA INCORPORATED

          (In thousands of dollars except share and per share amounts)

2. NATURE OF OPERATIONS AND CUSTOMER CONCENTRATION (CONTINUED)

The Company's only source of supply for thrombin products is from GenTrac, Inc., a wholly owned subsidiary of the Company, and the only source of supply for Levoxyl is from Daniels, Inc., a wholly owned subsidiary of the Company.

The Company currently relies on Eli Lilly and Company ("Lilly") for the manufacture of Brevital and Tapazole. In connection with the acquisitions of Brevital (on August 31, 1995) and Tapazole (on March 18, 1996), the Company entered into ten-year manufacturing agreements with Lilly, which may be terminated by Lilly at any time after the first five years by giving at least five years' notice to the Company prior to ceasing the manufacture of the related products. In the event of such termination, Lilly must use reasonable efforts to assist the Company in obtaining all the necessary licenses and approvals to enable the Company or an alternative manufacturer to manufacture the products. Lilly is the sole manufacturer of both products, and any alternative manufacturer would require regulatory change-in-site qualification to manufacture the products. In the event of any interruption in the supply of either product from Lilly due to regulatory or other causes, there can be no assurance that the Company could make alternative manufacturing arrangements on a timely basis, if at all. Such an interruption could have a material adverse effect on the Company's business, financial condition, and results of operations.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of JMED and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

CASH AND CASH EQUIVALENTS

Cash equivalents in short-term money market accounts and other investments with original maturities of less than three months are stated at cost plus accrued interest and are considered to be cash equivalents.

INVENTORIES

Inventories are valued at the lower of cost or market with cost determined on the first-in, first-out basis.

                            JONES PHARMA INCORPORATED

             Notes to Consolidated Financial Statements (continued) (In thousands of dollars except share and per share amounts)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment are recorded at cost. Depreciation is computed by the straight-line method over the useful lives of the assets as follows:


                                                               ESTIMATED
               ASSET CATEGORY                                 USEFUL LIFE
---------------------------------------------- ---------------------------------
    Buildings and improvements                                15-40 years
    Equipment and furniture                                    5-15 years
    Automobiles                                                 5 years


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

Amortization is provided using the straight-line method over the estimated useful lives of the assets as follows:


                                                                 ESTIMATED
                  ASSET CATEGORY                                USEFUL LIFE
---------------------------------------------------- ---------------------------
    Distribution systems, trademarks, and licenses               5-30 years
    Restrictive covenants and other intangibles                  5-10 years
    Goodwill                                                    25-40 years


The Company continually reevaluates the propriety of the carrying amount of goodwill and other intangibles as well as the related amortization period to determine whether current events and circumstances warrant adjustments to the carrying values and/or revised estimates of useful lives. This evaluation is based on the Company's projection of the undiscounted operating income before depreciation, amortization, and interest over the remaining lives of the amortization periods of related goodwill and intangible assets. The projections are based on the historical trend line of actual results since the date of acquisition of the respective assets adjusted for expected changes in operating results.

                            JONES PHARMA INCORPORATED

          (In thousands of dollars except share and per share amounts)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INTANGIBLE ASSETS (CONTINUED)

To the extent such projections indicate that the undiscounted operating income is not expected to be adequate to recover the carrying amounts of related intangibles, such carrying amounts are written down by charges to expense in amounts equal to the excess of the carrying amount of intangible assets over the respective fair values.

In June 1998, the Company recorded a noncash accounting charge related to an impairment of certain under-performing long-lived assets. As a result of the Company's strategic review process of its product lines and related intangible assets, the Company determined that a portion of the goodwill associated with certain lower-margin pharmaceutical products had been impaired. The revised carrying value of the respective goodwill was calculated on the basis of discounted estimated future cash flows and resulted in a noncash, after-tax charge of $10,500, or $.36 per share. This nonrecurring charge, which has been included in selling, general, and administrative expenses in the accompanying 1998 consolidated statement of income, has no impact on the Company's 1998 cash flow or its ability to generate cash flow in the future.

The Company believes the remaining carrying amounts of its intangible assets at December 31, 1998 are recoverable and no reduction of the estimated useful lives is warranted.

REVENUE RECOGNITION

Sales are reported net of rebates, returns, and discounts during the period in which product is shipped. Product rebates and discounts are incurred due to volume or other contractual allowances on certain pharmaceutical sales under contracts with hospitals, buying groups, and managed care organizations. Product returns are permitted in accordance with operating policies established with respect to certain unused pharmaceuticals. At December 31, 1997 and 1998, the Company maintained reserves of $2,215 and $3,150, respectively, for product rebates, returns, and discounts.

                            JONES PHARMA INCORPORATED

             Notes to Consolidated Financial Statements (continued) (In thousands of dollars except share and per share amounts)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

STOCK OPTIONS

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," (APB 25) and related interpretations in accounting for its employee stock options because the alternative fair value accounting provided under Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, no compensation expense is recognized because the exercise price of the Company's incentive stock options equals the market price of the underlying stock on the date of grant.

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

4. ACQUISITIONS

CYTOMEL AND TRIOSTAT

On June 30, 1997, the Company acquired two products, Cytomel and Triostat, from SmithKline Beecham Corporation (SKB) for a cash purchase price of $22,800. The purchase price has been allocated to the acquired intangibles with amortizable lives ranging from 10 to 25 years. In connection with the acquisition, the Company entered into manufacturing agreements for the supply of both Cytomel and Triostat.

                            JONES PHARMA INCORPORATED

          (In thousands of dollars except share and per share amounts)

4. ACQUISITIONS (CONTINUED)

ABANA

Since June 1, 1992, the Company has owned an investment in Abana Pharmaceuticals, Inc. ("Abana") equivalent to 16 percent of Abana's outstanding common stock. In October 1996, the parties reached an agreement in principle whereby the Company would acquire the remaining 84 percent of Abana's outstanding common stock. On December 31, 1996, the consummation date of the acquisition, the Company issued 420,553 shares of its common stock in exchange for the remaining outstanding common stock of Abana. In addition, outstanding Abana stock options were exchanged for approximately 40,000 of the Company's stock options. The total purchase price of approximately $14,900, representing the fair value of Company common stock given of approximately $13,900 and the fair value of stock options given of approximately $1,000, has been allocated to the fair value of assets acquired and liabilities assumed in accordance with the purchase method of accounting. The excess of the purchase price over the fair values of acquired assets and liabilities, totaling approximately $13,000, was allocated to goodwill with an estimated economic life of 25 years. Pro forma results of operations, assuming the acquisition of Abana had occurred on January 1, 1996, would not materially differ from the 1996 reported results of operations.

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

                            JONES PHARMA INCORPORATED

             Notes to Consolidated Financial Statements (continued) (In thousands of dollars except share and per share amounts)

5. EARNINGS PER SHARE

In 1997, the FASB issued SFAS No. 128, "Earnings per Share." SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share exclude any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share are very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented and, where appropriate, restated to conform to the SFAS No. 128 requirements.

The following table sets forth the computations of basic and diluted earnings per share:


                                              1996            1997            1998
                                         -----------------------------------------------
Numerator for basic and diluted
 earnings per share:
  Income from continuing operations            $11,518         $25,044         $23,567
  Income from discontinued operations            6,621           6,926          18,768
                                         -----------------------------------------------
                                               $18,139         $31,970         $42,335
Denominator:
 Denominator for basic earnings per
  share-weighted average shares             27,021,430      28,581,588      28,725,669
 Effect of dilutive stock options              765,921         664,830         602,488
                                         -----------------------------------------------
Denominator of diluted earnings per
 share                                      27,787,351      29,246,418      29,328,157
                                         ===============================================

Earnings per share:
 Basic:   Continuing operations                  $0.43           $0.88           $0.82
          Discontinued operations                $0.24           $0.24           $0.65
                                         -----------------------------------------------
                                                 $0.67           $1.12           $1.47
                                         ===============================================

 Diluted: Continuing operations                  $0.41           $0.85           $0.80
          Discontinued operations                $0.24           $0.24           $0.64
                                         -----------------------------------------------
                                                 $0.65           $1.09           $1.44
                                         ===============================================

                            JONES PHARMA INCORPORATED

          (In thousands of dollars except share and per share amounts)

6. SUPPLEMENTAL CASH FLOW INFORMATION

The following is a summary of supplemental cash flow information:

                              1996            1997             1998
                        --------------------------------------------------
Interest paid                   $532             $259            $215
Income taxes paid            $14,109          $15,998         $22,798

7. INVENTORIES

Inventories at December 31, 1997 and 1998, are comprised of the following:

                                          1997              1998
                                   -------------------------------------
Raw materials                             $2,063            $2,239
Work-in-process                              677               506
Finished goods                             4,559             4,747
                                   -------------------------------------
                                          $7,299            $7,492
                                   =====================================

8. PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment at December 31, 1997 and 1998, are as follows:

                                          1997              1998
                                   -------------------------------------
Land                                      $2,068            $2,068
Buildings and improvements                11,298            11,608
Equipment and furniture                   13,048            16,526
Automobiles                                  591               590
Projects in process                        1,416               128
                                   -------------------------------------
                                          28,421            30,920
Less accumulated depreciation              5,124             7,228

                                   -------------------------------------
                                         $23,297           $23,692
                                   =====================================

                            JONES PHARMA INCORPORATED

          (In thousands of dollars except share and per share amounts)

9. OFFICER'S LIFE INSURANCE

Included in Other Assets at December 31, 1997 and 1998 are amounts totaling $975 and $3,435, respectively related to life insurance policies on the lives of certain key executive officers. The beneficiaries of the policies are the Company or trusts created by the insureds. The Company pays the annual premiums on these policies and has guarantees from the insureds (or the beneficiaries of their trusts) to make the Company whole to the extent that the cash surrender values of the policies are less than the aggregate premiums paid by the Company.

In connection with two of the life insurance policies with total insurance value of $40,000, the Company has entered into a stock redemption agreement with the insureds whereby, upon the death of both insureds, the Company may be required to use the proceeds from the life insurance policies to purchase shares of the insureds' Company common stock. The obligation to redeem the stock is at the discretion of the then holders of the insureds common shares. The redemption price is based on the average closing price of the shares on the last ten trading days immediately preceding the death of the second to die.

10. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at December 31, 1997 and 1998, are comprised of the following:


                                                   1997              1998
                                             ---------------------------------
Trade payables                                      $741            $2,662
Sales rebates, returns, and discounts              2,215             3,150
Compensation                                         380             1,389
Reserves for discontinued operations                   -             1,266
Royalties                                            382               457
Site transfer costs                                  665               654
Other                                                248               373
                                             ---------------------------------
                                                  $4,631            $9,951
                                             =================================

                            JONES PHARMA INCORPORATED

             Notes to Consolidated Financial Statements (continued) (In thousands of dollars except share and per share amounts)

11. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, 1997 and 1998, are as follows:

                                                  1997              1998
                                            ------------------------------------
Deferred tax liabilities:
  Depreciation and amortization                    $5,922            $4,386

Deferred tax assets:
  Accrued sales rebates, returns,
  and discounts                                     1,220             1,499
  Deferred compensation on stock options               87                87
  Unicap adjustment on inventory                      298               209
  Allowance for doubtful accounts                     436               353
  Accrued expenses                                      -               757
  Other                                               402               437
                                            ------------------------------------
                                                    2,443             3,342
                                            ------------------------------------
Net deferred tax liabilities                       $3,479            $1,044
                                            ====================================

Significant components of the provision for income taxes from continuing operations are as follows:

                           1996             1997              1998
                     -----------------------------------------------------
Current:
  Federal                   $7,311          $14,206           $19,166
  State                        570            1,050             1,862
                     -----------------------------------------------------
Total current                7,881           15,256            21,028

Deferred:
  Federal                      325               93               202
  State                         26                2                20
                     -----------------------------------------------------
Total deferred                 351               95               222
                     -----------------------------------------------------
                            $8,232          $15,351           $21,250
                     =====================================================


                            JONES PHARMA INCORPORATED

             Notes to Consolidated Financial Statements (continued) (In thousands of dollars except share and per share amounts)

11. INCOME TAXES (CONTINUED)

The provision for income taxes from discontinued operations in 1996, 1997, and 1998 of $4,058, $4,244, and $13,537, respectively, has been netted against the income from discontinued operations in the accompanying consolidated statements of income.

A reconciliation of the difference between the United States federal statutory tax rates and the effective income tax rate as a percentage of net income before taxes from continuing operations is as follows:


                                        1996             1997              1998
                                   ----------------------------------------------------
U.S. federal statutory tax rate           35.0%           35.0%             35.0%
State income taxes, net of
  federal tax benefit                      3.0%            1.7%              2.6%
Other, net                                 3.7%            1.3%              9.8%
                                   ----------------------------------------------------
                                          41.7%           38.0%             47.4%
                                   ====================================================

The effective tax rates in 1996 and 1998 reflect the nondeductibility of certain nonrecurring accounting charges.

12. PREFERRED STOCK

The Company's Board of Directors may without further action by the Company's stockholders, from time to time, direct the issuance of shares of preferred stock in series and may, at the time of issuance, determine the rights, preferences, and limitations of each series. The holders of preferred stock would normally be entitled to receive a preference payment in the event of any liquidation of the Company before any payment is made to the holders of the common stock. As of December 31, 1997 and 1998, there were no shares of preferred stock designated or outstanding.

                            JONES PHARMA INCORPORATED

          (In thousands of dollars except share and per share amounts)

13. STOCK OPTION PLANS

The Company has various incentive stock plans for executives and employees. In connection with the plans, options to purchase common stock are granted at option prices not less than the fair market values of the common stock at the time the options are granted and vest ratably over five- to ten-year periods from the grant dates. At December 31, 1998, options for 602,610 shares of common stock are available for future grant. A total of 1,963,301 options to purchase common stock are outstanding under these plans at December 31, 1998, of which 401,886 are currently exercisable. Included in the outstanding options under these plans are options to purchase 675,000 shares of common stock that have been granted to certain officers of the Company under time accelerated stock option agreements. The options become exercisable at the end of eight years from the grant date; however, the options may become exercisable at earlier dates if certain targeted common stock prices are attained.

The incentive stock plans allow for employee payment of option exercise prices in the form of either cash or previously held common stock of the Company. Shares tendered in payment of the option exercise price must be owned by the employee making the tender for not less than six months prior to the date of tender.

Option activity for 1996, 1997, and 1998, was as follows:


                                              1996            1997           1998
                                        ------------------------------------------------
 Outstanding options, January 1               875,025       1,424,345       1,498,676
 Exercised                                   (333,397)       (224,724)       (154,240)
 Granted                                      901,070         417,500         694,100
 Cancelled                                    (18,353)       (118,445)        (75,235)
                                        ------------------------------------------------
 Outstanding options, December 31           1,424,345       1,498,676       1,963,301
                                        ================================================
 Weighted average price of options
   outstanding, January 1                      $2.76           $9.65          $15.82
                                        ================================================
 Weighted average price of options
 exercised                                     $2.41           $3.10           $6.93
                                        ================================================

 Weighted average price of options
 granted                                      $13.24          $32.42          $22.57
                                        ================================================

 Weighted average price of options
 cancelled                                     $3.35          $24.19          $29.38
                                        ================================================
 Weighted average price of options
   outstanding, December 31                    $9.65          $15.82          $18.38
                                        ================================================

                            JONES PHARMA INCORPORATED

             Notes to Consolidated Financial Statements (continued) (In thousands of dollars except share and per share amounts)

13. STOCK OPTION PLANS (CONTINUED)

Outstanding options at December 31, 1998 are exercisable as follows, assuming the targeted common stock prices are attained with respect to the time accelerated stock options:

                                                  WEIGHTED
                                                   AVERAGE         RANGE OF
                                   NUMBER          OPTION           OPTION
                                 OF SHARES          PRICE           PRICE
                              --------------------------------------------------
 Currently exercisable at
   December 31, 1998:               401,886          $12.26       $2.89-$40.00
 Outstanding options vesting
 in:
   1999                             387,700          $16.40       $2.89-$40.00
   2000                             382,475          $17.76       $2.89-$40.00
   2001                             378,200          $20.28      $10.67-$40.00
   2002                             240,520          $25.89      $10.67-$36.25
   2003 and thereafter              172,520          $23.84      $10.67-$36.25
                              =================
                                  1,963,301
                              =================


Pro forma information regarding net income and earnings per share is required by SFAS No. 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a binomial option pricing model with the following weighted average assumptions for 1996, 1997, and 1998, respectively: risk-free interest rates of 6.36 percent, 5.52 percent, and 5.21 percent; a dividend yield of .2 percent, .3 percent, and .35 percent; volatility factors of the expected market price of the Company's common stock of
 .516 percent, .610 percent, and .609 percent; and a weighted average expected life of the options of five years.

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

                            JONES PHARMA INCORPORATED

          (In thousands of dollars except share and per share amounts)

13. STOCK OPTION PLANS (CONTINUED)

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. The Company's pro forma information follows:


                                          1996              1997             1998
                                    ----------------- ----------------------------------
 Pro forma net income                     $17,511            $30,727        $40,873
                                    ================= ================= =================
 Pro forma earnings per share -
   diluted                                   $.63              $1.05          $1.39
                                    ================= ================= =================


14. EMPLOYEE BENEFIT PLAN

The Company has a defined contribution plan covering substantially all employees. The plan provides the Company may match 100 percent of the employee voluntary contributions up to a maximum matching contribution of 6 percent of the employee's compensation. Company contributions in 1996, 1997, and 1998 were approximately $357, $614, and $669, respectively.

15. CONTINGENCIES AND COMMITMENTS

At December 31, 1998, the Company carried product liability coverage of $20,000 per occurrence and $20,000 in the aggregate on a "claims made" basis and carried excess coverage of $5,000 through an umbrella policy. There is no assurance that the Company's present insurance will cover any potential claims that may be asserted in the future. In addition, the Company is subject to legal proceedings and claims which arise in the ordinary course of its business.

The Company is a defendant in hundreds of multi-defendant lawsuits involving the manufacture and sale of dexfenfluramine, fenfluramine, and phentermine (collectively, "Fen/Phen"). Although the Company has at no time manufactured dexfenfluramine, fenfluramine, or phentermine, the Company was a distributor of Obenix, its branded phentermine product. The plaintiffs in these cases claim injury as a result of ingesting a combination of these weight-loss drugs. These suits have been filed in various jurisdictions throughout the United States, and in each of these suits, the Company is one of many defendants, including manufacturers and other distributors of these drugs. The Company denies any liability incident to the distribution of Obenix and has tendered defense of these lawsuits to its insurance carriers for handling. The lawsuits are in various stages of litigation, and it is too early to determine what, if any, liability the

                           JONES PHARMA INCORPORATED

             Notes to Consolidated Financial Statements (continued) (In thousands of dollars except share and per share amounts)

15. CONTINGENCIES AND COMMITMENTS (CONTINUED)

Company will have with respect to the claims set forth in these lawsuits. In the event that the Company's insurance coverage is inadequate to satisfy any resulting liability, the Company will have to resume defense of these lawsuits and be responsible for the damages, if any, that are awarded against it. Management of the Company does not believe that the outcome of these lawsuits will have a material adverse effect on the Company's business, financial condition, or results of operations.


The Food and Drug Administration (FDA) announced in an August 14, 1997 Federal Register Notice that orally administered drug products containing levothyroxine sodium are now classified as new drugs. Manufacturers who wish to continue to market these products must submit new drug applications (NDAs). After August 14, 2000, any levothyroxine sodium product marketed without an approved NDA will be subject to regulatory action. Levoxyl, since it was marketed prior to the date of this notice, will continue to be eligible for marketing until August 14, 2000. The Company plans to dedicate significant resources to this NDA process during 1999 and 2000 and expects to incur costs in excess of $2 million to secure an approved NDA for Levoxyl.

In connection with certain product line acquisitions, the Company is obligated to pay royalties of up to 10 percent of certain product sales through 2008. Total royalty expense in 1996, 1997, and 1998 was approximately $872, $1,358, and $1,744, respectively.

                           JONES PHARMA INCORPORATED

             Notes to Consolidated Financial Statements (continued) (In thousands of dollars except share and per share amounts)


16. QUARTERLY FINANCIAL DATA (UNAUDITED)

                1997                    FIRST       SECOND       THIRD       FOURTH
                                    ----------------------------------------------------
 Net sales from continuing
 operations                           $21,637      $18,999      $22,168     $25,977
 Gross profit                          16,791       11,936       16,053      18,571

 Income from continuing operations      6,469        4,582        6,366       7,628
 Income from discontinued operations    1,649        1,794        1,751       1,731
                                    ----------------------------------------------------
 Net income                            $8,118       $6,376       $8,117      $9,359

 Earnings per share:
 Basic:  Continuing operations          $0.23        $0.16        $0.22       $0.27
         Discontinued operations         0.06         0.06         0.06        0.06
                                    ----------------------------------------------------
                                        $0.29        $0.22        $0.28       $0.33

 Diluted: Continuing operations         $0.22        $0.16        $0.22       $0.26
          Discontinued operations        0.06         0.06         0.06        0.06
                                    ----------------------------------------------------
                                        $0.28        $0.22        $0.28       $0.32
 Stock prices:
   High                                $38.00       $47.50       $45.25      $38.25
   Low                                 $23.63       $24.50       $26.00      $26.75


                1998                    FIRST       SECOND       THIRD       FOURTH
                                    ----------------------------------------------------
 Net sales from continuing
 operations                           $23,743      $26,675      $26,387     $26,609
 Gross profit                          18,071       20,304       20,362      20,838

 Income from continuing operations      7,265       (1,986)       8,652       9,636
 Income from discontinued operations    1,218       17,550            -           -
                                    ----------------------------------------------------
 Net income                            $8,483      $15,564       $8,652      $9,636

 Earnings per share:
 Basic:  Continuing operations          $0.25       $(0.07)       $0.30       $0.33
         Discontinued operations         0.05         0.61            -           -
                                    ----------------------------------------------------
                                        $0.30        $0.54        $0.30       $0.33

 Diluted: Continuing operations         $0.25       $(0.07)       $0.30       $0.33
          Discontinued operations        0.04         0.60            -           -
                                    ----------------------------------------------------
                                        $0.29        $0.53        $0.30       $0.33
 Stock prices:
   High                                $40.38       $37.63       $35.56      $37.75
   Low                                 $34.94       $28.88       $20.75      $26.13


                            JONES PHARMA INCORPORATED

             Notes to Consolidated Financial Statements (continued) (In thousands of dollars except share and per share amounts)

17. YEAR 2000 UPDATE (UNAUDITED)

The Year 2000 issue exists because many computer systems and applications, including those embedded in equipment and facilities, use two digit rather than four digit date fields to designate an applicable year. As a result, the systems and applications may not properly recognize the year 2000 or process data that includes it, potentially causing data miscalculations or inaccuracies or operational malfunctions or failures. The inability to accurately process date related information would have a material impact on the Company's operations and financial condition. To mitigate the risks of a Year 2000 failure, a Year 2000 action plan (the "Plan") has been developed and is currently being executed by the Company. The Plan is directed and monitored by the Company's Information Technology (IT) Steering Committee and is proceeding within the planned timetable. The Plan addresses the Year 2000 risk presented by the following IT and non-IT elements of the Company's operations:

    Financial Systems
    Over the past fifteen months, the Company has completed the replacement of its software and systems in the normal course of business. The financial system has been replaced with an Enterprise Reporting System that the developer states is Year 2000 compliant.

    Other Date-Sensitive Systems and Equipment
    Nonfinancial systems used in the Company's manufacturing facilities are currently being upgraded or replaced in connection with plant expansions and/or ongoing equipment validation procedures in the ordinary course of business. The upgrade or replacement of other nonfinancial systems and equipment relating to distribution, voice and data telecommunication, laboratory testing, and security and environmental control is substantially complete. For the remaining elements, assessment and remediation measures, if necessary, will be initiated during the second quarter of 1999. Other date-sensitive equipment is scheduled to be assessed, and remediation measures, if necessary, will be initiated during the second quarter of 1999.

    Third-Party Relationships
    The Company is highly dependent on internal and third-party computer systems to process its daily transactions. The Company has commenced efforts to determine the extent to which it may be impacted by Year 2000 issues of third parties, including suppliers, customers, and service providers. Contact with major customers and suppliers has been initiated. To date, the Company is not aware of any non-Year 2000 compliant third-party customers, suppliers, or service providers that would materially impact the Company's results of operations, liquidity, or capital resources.

                            JONES PHARMA INCORPORATED

          (In thousands of dollars except share and per share amounts)


17. YEAR 2000 UPDATE (UNAUDITED) (CONTINUED)

    However, the Company has no means of ensuring these entities will be Year 2000-ready. Furthermore, the Company has no means of ensuring the customers of its wholesale distributors (e.g., hospital buying groups, hospitals, and pharmacies) will be Year 2000-ready. The inability of third parties to complete their Year 2000 programs in a timely manner could materially impact the Company. The assessment of risk related to third-party relationships is expected to be completed during the second quarter of 1999. Given the Company's reliance upon third-party manufacturers for the supply of certain key products, the Company has made arrangements to purchase 3 to 6 months supply of Brevital, Tapazole and Cytomel in the fourth quarter of 1999.

The Company plans to test and validate identified financial systems, other date-sensitive systems and equipment, and third-party communications for Year 2000 compliance. This testing will be initiated in the second quarter of 1999 and will be completed by December 31, 1999. Validation procedures will be performed and managed by internal Company staff.

The costs associated with the Company's Year 2000 Plan have, for the most part, been planned capital expenditures and budgeted internal staffing expenses. The total capital expenditures related to these system upgrades and/or replacements approximate $1.5 million and have been capitalized as incurred over the last fifteen months. Additional costs to be incurred to complete the Plan are not expected to be significant and will relate to the ongoing capital expenditures and internal staffing described above.

The failure to correct a material Year 2000 problem could result in an interruption in, or failure of, certain normal business activities or operations. Such failure could materially and adversely impact the Company's results of operations, liquidity, and financial condition. Although the Company has not yet developed a comprehensive contingency plan to address situations that may result if the Company or any of the third parties upon which the Company is dependent is unable to achieve Year 2000 readiness, a plan will be completed by the fourth quarter of 1999 to address the most reasonably likely worst-case scenario with respect to potential Year 2000 compliance failures. Based on the Company's progress to date and timeline to complete the Year 2000 Plan, the Company does not foresee significant financial or operational risks associated with its compliance at this time. However, these expectations are subject to uncertainties including, but not limited to, the readiness of third-party customers, suppliers and service providers, failure to identify all susceptible systems, and the availability and cost of personnel necessary to address any unforeseen problems.

                            JONES PHARMA INCORPORATED

                 Schedule II - Valuation and Qualifying Accounts



                                       BALANCE AT   CHARGED TO
                                       BEGINNING    COSTS AND    DEDUCTIONS -   BALANCE AT
             DESCRIPTION               OF PERIOD     EXPENSES     WRITE-OFFS  END OF PERIOD
                                      -------------------------------------------------------
Year ended December 31, 1998
Reserves and allowances deducted
 from asset accounts:
   Allowance for doubtful accounts       $1,196         $580        $(799)          $977
                                      =======================================================

   Accumulated amortization of
   intangibles                           $8,503       $3,665          $(8)        $12,160
                                      =======================================================

Year ended December 31, 1997
Reserves and allowances deducted
 from asset accounts:
   Allowance for doubtful accounts         $388         $891         $(83)        $1,196
                                      =======================================================

   Accumulated amortization of
   intangibles                           $5,175       $3,357         $(29)        $8,503
                                      =======================================================

Year ended December 31, 1996
Reserves and allowances deducted
 from asset accounts:
   Allowance for doubtful accounts         $187         $237         $(36)          $388
                                      =======================================================

   Accumulated amortization of
   intangibles                           $3,164       $2,011           $-         $5,175
                                      =======================================================