Form 10-Q
period 1999-03-31
JONES PHARMA INC
filed 1999-05-13
CIK 793613

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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
                                       -     -

NUMBER OF SHARES OUTSTANDING OF REGISTRANT'S COMMON STOCK AS OF  APRIL 29, 1999:
28,815,119

                            JONES PHARMA INCORPORATED

                                      INDEX
                                      -----

Part I - Financial Information                                               PAGE
                                                                            NUMBER
                                                                            ------
     Item 1.  Financial Statements


         Condensed Consolidated Balance Sheets -
         December 31, 1998 and March 31, 1999                                    3


         Condensed Consolidated Statements of Income -
         three months ended March 31, 1998 and 1999                              4


         Condensed Consolidated Statements of Stockholders'
         Equity - three months ended March 31, 1998 and 1999                     5


         Condensed Consolidated Statements of Cash Flows -
         three months ended March 31, 1998 and 1999                              6


         Notes to Condensed Consolidated Financial Statements                7 - 9


     Item 2.  Management's Discussion and Analysis
                      of Results of Operations and Financial Condition     10 - 15



Part II - Other Information


     None                                                                       16


Signatures                                                                      17


                            JONES PHARMA INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS

               (In thousands of dollars except per share amounts)


                                                                                               December 31,       March 31,
                                                                                                  1998              1999
                                                                                                  ----              ----
       ASSETS                                                                                                  (Unaudited)
Current assets:
       Cash and cash equivalents..........................................................       $ 122,745        $ 139,895
       Accounts receivable, less allowance for doubtful accounts of
       $977 at December 31, 1998 and $1,053 at March 31, 1999.............................          19,069           16,995
       Inventories........................................................................           7,492            8,507
       Deferred income taxes..............................................................           3,342            3,342
       Other..............................................................................           1,329            1,636
                                                                                                 ---------        ---------
Total current assets......................................................................         153,977          170,375
Net property, plant and equipment.........................................................          23,692           23,341
Net intangible assets.....................................................................          66,326           65,470
Other assets..............................................................................           4,783            5,471
                                                                                                 ---------        ---------
Total assets..............................................................................       $ 248,778        $ 264,657
                                                                                                 =========        =========

       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
       Accounts payable and accrued expenses..............................................       $   9,951        $  10,759
       Income taxes payable...............................................................           1,771            7,841
                                                                                                 ---------        ---------
Total current liabilities.................................................................          11,722           18,600
Deferred income taxes.....................................................................           4,386            4,386
Stockholders' equity:
       Preferred stock, $.01 par value; 5,000,000 shares authorized; no shares
       issued or outstanding .............................................................               -                -

       Common stock, $.04 par value; 75,000,000 authorized, 28,798,978 issued and
       outstanding at December 31, 1998 and 28,813,769 at March 31, 1999..................           1,152            1,153

       Contributed capital................................................................         111,039          111,127
       Retained earnings..................................................................         120,479          129,391
                                                                                                 ---------        ---------
Total stockholders' equity................................................................         232,670          241,671
                                                                                                 ---------        ---------
Total liabilities and stockholders' equity................................................       $ 248,778        $ 264,657
                                                                                                 =========        =========





                             See accompanying notes.

                            JONES PHARMA INCORPORATED
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

               (In thousands of dollars except per share amounts)


                                                                                            Three Months Ended
                                                                                                  March 31,
                                                                                           1998              1999
                                                                                           ----              ----
Sales from continuing operations.............................................           $   23,743        $   29,477
Cost of sales................................................................                5,672             6,584
                                                                                        ----------        ----------
Gross profit.................................................................               18,071            22,893
Selling, general and administrative expenses:
     Selling.................................................................                4,100             4,774
     General and administrative..............................................                2,035             2,527
     Research and development................................................                    -               239
     Amortization............................................................                  977               869
                                                                                        ----------        ----------
          Total selling, general and administrative expenses.................                7,112             8,409
                                                                                        ----------        ----------

Operating income from continuing operations..................................               10,959            14,484
Other income (expense):
     Interest income.........................................................                  785             1,396
     Other...................................................................                  (28)               17
                                                                                        ----------        ----------
          Total other income.................................................                  757             1,413

Income before taxes from continuing operations...............................               11,716            15,897
Provision for income taxes...................................................                4,451             6,121
                                                                                        ----------        ----------
Income from continuing operations............................................                7,265             9,776
Income from discontinued operations (net of taxes)...........................                1,218                 -
                                                                                        ----------        ----------

Net income...................................................................           $    8,483        $    9,776
                                                                                        ==========        ==========

Earnings per share:
       Basic:  Continuing operations.........................................           $      .25        $      .34
               Discontinued operations.......................................                  .05                 -
                                                                                        ----------        ----------
                                                                                        $      .30        $      .34
                                                                                        ==========        ==========
       Diluted: Continuing operations........................................           $      .25        $      .33
                Discontinued operations......................................                  .04                 -
                                                                                        ----------        ----------
                                                                                        $      .29        $      .33
                                                                                        ==========        ==========


                            See accompanying notes.

            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                   Three Months Ended March 31, 1998 and 1999

               (In thousands of dollars except per share amounts)


                                 Number of shares         Preferred   Common       Contributed      Retained
                               Preferred    Common         Stock        Stock        Capital        Earnings         Total
                               ---------    ------         -----        -----        -------        --------         -----
Balance at December 31, 1997..      -       28,647,300     $  -        $  1,146     $ 109,129      $   81,451       $ 191,726
Exercise of stock options.....      -           62,375        -               3           201             -               204
Shares tendered in payment
of option exercise price......      -           (2,877)       -           -               -               -              -
Net income....................      -                -        -           -               -             8,483           8,483
Cash dividend declared - common
stock ($.025 per share).......      -                -        -           -               -              (718)           (718)
                                --------    ----------     --------    --------     ---------      ----------       ---------
Balance at March 31, 1998.....      -       28,706,798     $  -        $  1,149     $ 109,330      $   89,216       $ 199,695
                                ========    ==========     ========    ========     =========      ==========       =========



Balance at December 31, 1998..      -       28,798,978     $  -        $  1,152     $ 111,039      $  120,479       $ 232,670
Exercise of stock options.....      -           15,075        -               1            88             -                89
Shares tendered in payment of
option price..................      -            ( 284)       -               -            -              -              -
Net income....................      -                -        -               -            -            9,776           9,776
Cash dividend declared - common
stock ($.030 per share).......      -                -        -               -            -             (864)           (864)
                                --------    ----------     --------    --------     ---------      ----------       ---------
Balance at March 31, 1999.....      -       28,813,769     $  -        $  1,153     $ 111,127      $  129,391       $ 241,671
                                ========    ==========     ========    ========     =========      ==========       =========






                             See accompanying notes.

                            JONES PHARMA INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                            (In thousands of dollars)


                                                                                           Three months ended
                                                                                                 March 31,
                                                                                        ---------------------------
Cash flows from operating activities:                                                    1998               1999
                                                                                         ----               ----
Net income......................................................................        $   8,483          $  9,776
Non-cash adjustments:
     Depreciation and amortization..............................................            1,439             1,344
     Provision for uncollectibles...............................................              (23)               76
Change in assets and liabilities:
     Accounts receivable........................................................             (503)            1,998
     Inventories................................................................              (92)           (1,015)
     Other assets...............................................................             (738)             (995)
     Accounts payable and accrued expenses......................................            1,936               808
     Income taxes payable.......................................................            4,695             6,070
     Discontinued operations - non cash charges and working capital.............            2,107                 -
                                                                                        ---------          --------
          Net cash from operating activities....................................           17,304            18,062
                                                                                        ---------          --------
Cash flows used for investing activities:
     Proceeds from sale of assets...............................................                3                 -
     Additions to property, plant and equipment.................................             (440)             (137)
     Investing activities - discontinued operations.............................              (42)             -
                                                                                        ---------          --------
          Net cash used for investing activities................................             (479)             (137)
Cash flows used for financing activities:
     Payment of dividends.......................................................             (718)             (864)
     Proceeds from exercise of stock options....................................              204                89
                                                                                        ---------          --------
          Net cash used for financing activities................................             (514)             (775)
                                                                                        ---------          --------

Increase in cash and cash equivalents...........................................           16,311            17,150
Cash and cash equivalents, beginning of period..................................           49,877           122,745
                                                                                        ---------          --------
Cash and cash equivalents, end of period........................................        $  66,188          $139,895
                                                                                        =========          ========




                            See accompanying notes.

                            JONES PHARMA INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 1998 and 1999

            (Dollars in thousands except share and per share amounts)


1.       GENERAL

         The unaudited interim financial information reflects all adjustments (consisting of normal recurring accruals) which management considers necessary for a fair presentation of the results of operations for such periods and is subject to year-end adjustments. Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the unaudited interim financial information as permitted by rules and regulations of the Securities and Exchange Commission. Management believes that the disclosures made are adequate to make the information presented not misleading. The results for the interim periods are not necessarily indicative of results for the full year. It is suggested that these financial statements be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 1998, included in the 1998 Annual Report.


2        EARNINGS PER SHARE

         The following table sets forth the computations of basic and diluted earnings per share for the three months ended March 31:


                                                                                    1998               1999
                                                                                    ----               ----
                                                                                           (Unaudited)
Numerator for basic and diluted earnings per share:
     Income from continuing operations                                            $     7,265      $     9,776
     Income from discontinued operations                                                1,218              -
                                                                                  -----------      -----------

                                                                                  $     8,483      $     9,776
                                                                                  ===========      ===========
Denominator for basic earnings per
     share-weighted average shares                                                 28,683,106       28,808,592
Effect of dilutive stock options                                                      830,288          663,505
                                                                                  -----------      -----------

Denominator for diluted earnings per share                                         29,513,394       29,472,097
                                                                                   ==========       ==========

Earning per share:
     Basic:       Continuing operations                                           $       .25      $       .34
                  Discontinued operations                                                 .05               -
                                                                                  -----------      -----------
                                                                                  $       .30      $       .34
                                                                                  ===========      ===========

     Diluted:     Continuing operations                                           $       .25      $       .33
                  Discontinued operations                                                 .04                -
                                                                                  -----------      -----------
                                                                                  $       .29      $       .33
                                                                                  ===========      ===========


3. INVENTORIES

   Inventories are valued at the lower of cost on a first-in, first-out basis or market.

   Inventories consist of the following:


                                                                                     December 31,       March 31,
                                                                                        1998              1999
                                                                                                      (Unaudited)
                                                                                     ----------       -----------
   Raw material.........................................................             $    2,239      $     2,265
   Work-in-process......................................................                    506              835
   Finished goods.......................................................                  4,747            5,407
                                                                                     ----------      -----------
                                                                                     $    7,492      $     8,507
                                                                                     ==========      ===========



4. PROPERTY, PLANT AND EQUIPMENT

   Property, plant and equipment include the following:



                                                                                     December 31,      March 31,
                                                                                        1998             1999
                                                                                                      (Unaudited)
                                                                                     -----------      -----------
   Land.................................................................            $     2,068       $    2,068
   Building and improvements............................................                 11,608           11,617
   Equipment and furniture..............................................                 16,526           16,598
   Automobiles..........................................................                    590              590
   Projects in process..................................................                    128              171
                                                                                    -----------       ----------
                                                                                         30,920           31,044
   Less accumulated depreciation........................................                  7,228            7,703
                                                                                    -----------       ----------
                                                                                    $    23,692       $   23,341
                                                                                    ===========       ==========

5.   INTANGIBLE ASSETS

     Intangible assets include the following:


                                                                                   December 31,           March 31,
                                                                                       1998                 1999
                                                                                                         (Unaudited)
                                                                                   -----------          -----------
     Distribution systems, trademarks and licenses.......................         $     66,805       $       66,805
     Restrictive covenants and other intangibles.........................                7,647                7,647
     Goodwill............................................................                4,034                4,034
                                                                                --------------       --------------
                                                                                        78,486               78,486
     Less accumulated amortization.......................................               12,160               13,016
                                                                                --------------       --------------
                                                                                $       66,326       $       65,470
                                                                                ==============       ==============


6.   CONTINGENCIES

     The Company carries product liability coverage of $20,000 per occurrence and $20,000 in the aggregate on a "claims made" basis and carries excess coverage of $5,000 through an umbrella policy. There is no assurance that the Company's present insurance will cover any potential claims that may be asserted in the future. In addition, the Company is subject to legal proceedings and claims which arise in the ordinary course of its business.

     The Company is a defendant in hundreds of lawsuits involving the manufacture and sale of dexfenfluramine, fenfluramine, and phentermine (collectively, "Fen/Phen"). Although the Company has at no time manufactured dexfenfluramine, fenfluramine, or phentermine, the Company was a distributor of Obenix, its branded phentermine product. The plaintiffs in these cases claim injury as a result of ingesting a combination of these weight-loss drugs. These suits have been filed in various jurisdictions throughout the United States, and in each of these suits, the Company is one of many defendants, including manufacturers and other distributors of these drugs. The Company denies any liability incident to the distribution of Obenix and has tendered defense of these lawsuits to its insurance carriers for handling. The lawsuits are in various stages of litigation, and it is too early to determine what, if any, liability the Company will have with respect to the claims set forth in these lawsuits. In the event that the Company's insurance coverage is inadequate to satisfy any resulting liability, the Company will have to resume defense of these lawsuits and be responsible for the damages, if any, that are awarded against it. Management of the Company does not believe that the outcome of these lawsuits will have a material adverse effect on the Company's business, financial condition, or results of operations.

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

                         PART I - FINANCIAL INFORMATION

           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                       OPERATIONS AND FINANCIAL CONDITION

The following discussion contains forward-looking statements that involve risks and uncertainties as further discussed in the Company's 1998 Annual Report filed on Form 10K. The Company's actual results in future periods may differ significantly from the results discussed in or anticipated by such forward-looking statements.

                  ********************************************

The following table sets forth, for the two interim periods indicated, the percentages which certain components of the Consolidated Statements of Income bear to product net sales and the percentage change of such components (based on aggregate dollars) as compared to the prior year.


                                                                                                   INCREASE
                                                                                                  (DECREASE)
                                                                                                  AGGREGATE
                                                                   THREE MONTHS ENDED               DOLLAR
                                                                       MARCH 31,                    AMOUNT
                                                                       ---------                    ------

                                                                  1998              1999
                                                                  ----              ----
Sales from continuing operations                                  100.0%           100.0%             24.2%
Cost of sales                                                      23.9             22.3              16.1
                                                                 ------           ------            ------
Gross profit                                                       76.1             77.7              26.7
Selling, general and administrative expenses:
Selling                                                            17.3             16.2              16.4
General and administrative                                          8.6              8.6              24.2
Research and development                                            -                0.8               N/A
Amortization                                                        4.1              2.9             (11.1)
                                                                 ------           ------            ------
   Total selling, general and
   administrative expenses                                         30.0             28.5              18.2
                                                                 ------           ------            ------
Operating income from continuing operations                        46.1             49.2              32.2
Interest income                                                     3.3              4.7              77.8
Other income (expense)                                             (0.1)             -                 -
                                                                 ------           ------            ------
Income before taxes from continuing operations                     49.3             53.9              35.7
Provision for income taxes                                         18.8             20.7              37.5
                                                                 ------           ------            ------
Income from continuing operations                                  30.5             33.2              34.6
Income from discontinued operations (net of tax)                    5.1              -                 N/A
                                                                 ------           ------            ------
Net income                                                         35.6%            33.2%             15.2%
                                                                 ======           ======            ======

         SALES FROM CONTINUING OPERATIONS

         Sales from continuing operations for the three months ended March 31, 1999 increased 24.2% to $29.5 million from $23.7 million for the three months ended March 31, 1998.

         Sales of Critical Care products, including Thrombin-JMI, Brevital, and Triostat, were up 35% to $12.5 million in the first quarter of 1999 versus $9.3 million in the first quarter of 1998. Thrombin-JMI increased approximately 53% to $7.2 million, Brevital increased approximately 12% to $3.0 million, and Triostat doubled from $.7 million in 1998 to $1.4 million in 1999. A portion of the increase in sales of Thrombin-JMI relates to increased hospital demand in anticipation of the Company's contract price increases effected at various dates throughout the first quarter of 1999. The Company believes the renegotiation of contract pricing will result in a reduction in sales discounts, thereby increasing net sales in 1999, however, there can be no assurance that the renegotiated contract pricing will not negatively impact sales volume or result in quarterly volatility in net sales in 1999.

         Sales of Endocrine products, including Levoxyl, Tapazole, and Cytomel were up 16% to $14.3 million in the first quarter of 1999 versus $12.2 million in the same period of 1998. Levoxyl increased approximately 14% to $7.3 million, Tapazole increased 20% to $5.7 million, and Cytomel increased 57% to $1.6 million.

         Sales of Veterinarian products, including Soloxine and Tussigon were up approximately 21% to $2.7 million in the first quarter of 1999 versus $2.2 million in the first quarter of 1998.

         GROSS PROFIT

         Gross profit during the first quarter of 1999 increased 26.7% or $4.8 million to $22.9 million from $18.1 million in 1998. As a percentage of sales from continuing operations, margins increased from 76.1% in 1998 to 77.7% in 1999. The increase results from increased sales volume of the higher margin products.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling expenses increased 16.4% or $.7 million to $4.8 million for the three months ended March 31, 1999 from $4.1 million in 1998 due to an increase of 14 additional sales associates, approximately $.2 million of costs associated with the Company's first annual national sales meeting, and normal salary increases. As a percentage of sales from continuing operations, selling expenses were down from 17.3% in the first quarter of 1998 to 16.2% in the first quarter of 1999.

         General and administrative expenses increased from $2.0 million in the first quarter of 1998 to $2.5 million in the first quarter of 1999 due to an increase in the accrual of anticipated 1999 year-end bonuses, an increase in the accrual of user license fees associated with certain products, and normal salary increases. As a percentage of sales from continuing operations, general and administrative expenses remained flat at 8.6% in both 1999 and 1998.

         Research and development expenses in the first quarter of 1999 totaled $0.2 million and relate to the Levoxyl NDA costs incurred in connection with the FDA Federal Register Notice. Such costs will continue to be incurred during 1999 and 2000 and are expected to exceed $2 million. A portion of the NDA costs to be incurred will include facility improvements and equipment that will be eligible for capitalization.

         Amortization expenses associated with intangible assets decreased 11.1% to $.9 million in the first quarter of 1999 from $1.0 million in the first quarter of 1998 due the reduction in amortization associated with the $10.5 million one-time write-off of intangible assets in the second quarter of 1998. As a percentage of sales from continuing operations, amortization expense decreased from 4.1% in 1998 to 2.9% in 1999.

         OPERATING INCOME FROM CONTINUING OPERATIONS

         Operating income from continuing operations during the first quarter of 1999 increased 32.2% or $3.5 million to $14.5 million from $11.0 million in 1998, and increased as a percentage of sales from continuing operations to 49.2% in 1999 from 46.1% in 1998, as a result of improved gross margins and lower operating expenses as a percentage of sales.

         OTHER INCOME (EXPENSE)

         Total other income increased $.7 million in the first quarter of 1999 compared to the first quarter of 1998 due primarily to the increase in interest income from $.8 million in the first quarter of 1998 to $1.4 million in the first quarter of 1999. The increase in interest income results from higher invested cash balances in 1999.

         INCOME TAXES

         The provision for income taxes in the first quarter of 1999 increased slightly to 38.5% of pre-tax income as compared to 38.0% in the first quarter of 1998.

         INCOME FROM CONTINUING OPERATIONS

         Income from continuing operations increased 34.6% or $2.5 million to $9.8 million in the first quarter of 1999 from $7.3 million in the first quarter of 1998 and increased as a percentage of sales from continuing operations to 33.2% in 1999 from 30.5% in 1998.

         INCOME FROM DISCONTINUED OPERATIONS

         Income from discontinued operations includes the after-tax operating results of the Company's nutritional supplements product line and contract manufacturing operations prior to the sale to Twinlab Corporation on April 30, 1998.

         NET INCOME

         Net income increased 15.2% or $1.3 million to $9.8 million in 1999 from $8.5 million in 1998 and as a percentage of sales from continuing operations, decreased to 33.2% in 1999 from 35.6% in 1998 due to the decrease in income from discontinued operations.

         EARNINGS PER SHARE

         Diluted earnings per share from continuing operations increased 32.0% to $.33 for the quarter ended March 31, 1999 as compared to $.25 for the quarter ended March 31, 1998. The diluted weighted average shares outstanding remained relatively flat at 29,472,097 during the first quarter of 1999 as compared to 29,513,394 in the first quarter of 1998.

         FINANCIAL CONDITION


         BALANCE SHEET INFORMATION

         Working capital increased to $151.8 million as of March 31, 1999 from $142.3 million as of December 31, 1998 primarily due to the increase in cash of $17.2 million offset by the increase in current liabilities of $6.9 million. The Company's current ratio decreased from 13.1:1 as of December 31, 1998 to 9.2:1 as of March 31, 1999, primarily due to the increase in income taxes payable at March 31, 1999.

         LIQUIDITY AND CAPITAL RESOURCES

         Since inception the Company has financed its operations primarily through cash flow from operations, public and private sales of equity securities and borrowings under revolving credit facilities. At March 31, 1999 and December 31, 1998, the Company had cash and cash equivalents of $139.9 million and $122.7 million, respectively. The net cash generated from operating activities of $18.1 million in the first quarter of 1999 was primarily used to fund the payment of common stock dividends of $.9 million, and increase the cash and cash equivalents balance by $17.2 million. The Company believes that available resources and anticipated cash flows from operations are adequate to meet currently anticipated operating needs and to fund future acquisitions. While the Company does not maintain current lines of credit, it believes it has sufficient borrowing capacity in the event that acquisition opportunities cannot be funded from existing resources.

         Total assets increased $15.9 million to $264.7 million at March 31, 1999 from $248.8 million at December 31, 1998 primarily due to the increase in cash generated from operations. Total liabilities increased $6.9 million to $18.6 million at March 31, 1999 from $11.7 million at December 31, 1998 primarily due to the increase in income taxes payable.

         Inventories increased approximately $1.0 million to $8.5 million at March 31, 1999 compared to $7.5 million at December 31, 1998 due to planned increases in Levoxyl and JMI-Thrombin. Accounts receivable decreased to $17.0 million at March 31, 1999 from $19.1 million at December 31, 1998 due to a higher level of sales in the month of December 1998 as compared to the month of March 1999. In days outstanding, accounts receivable decreased from 60 days at December 31, 1998 to 55 days at March 31, 1999.

         YEAR 2000 UPDATE

         The Year 2000 issue exists because many computer systems and applications, including those embedded in equipment and facilities, use two digit rather than four digit date fields to designate an applicable year. As a result, the systems and applications may not properly recognize the year 2000 or process data that includes it, potentially causing data miscalculations or inaccuracies or operational malfunctions or failures. The inability to accurately process date related information would have a material impact on the Company's operations and financial condition. To mitigate the risks of a Year 2000 failure, a Year 2000 action plan (the "Plan") has been developed and is currently being executed by the Company. The Plan is directed and monitored by the Company's Information Technology (IT) Steering Committee and is proceeding within the planned timetable. The Plan addresses the Year 2000 risk presented by the following IT and non-IT elements of the Company's operations.

         Financial Systems
         The Company has completed the replacement of its software and systems in the normal course of business. The financial system has been replaced with an Enterprise Reporting System that the developer states is Year 2000 compliant.

         Other Date-Sensitive Systems and Equipment
         Nonfinancial systems used in the Company's manufacturing facilities are currently being upgraded or replaced in connection with plant expansions and/or ongoing equipment validation procedures in the ordinary course of business. The upgrade or replacement of other nonfinancial systems and equipment relating to distribution, voice and data telecommunication, laboratory testing, and security and environmental control is substantially complete. For the remaining elements, assessment is currently underway and remediation measures, if necessary, will begin during the second quarter of 1999.

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

         However, the Company has no means of ensuring these entities will be Year 2000-ready. Furthermore, the Company has no means of ensuring the customers of its wholesale distributors (e.g., hospital buying groups, hospitals and pharmacies) will be Year 2000-ready. The inability of third parties to complete their Year 2000 programs in a timely manner could materially impact the Company. The assessment of risk related to third-party relationships is expected to be completed during the second quarter of 1999. Given the Company's reliance upon third-party manufacturers for the supply of certain key products, the Company has made arrangements to purchase 3 to 6 month supplies of Brevital, Tapazole and Cytomel in the fourth quarter of 1999.

The Company plans to test and validate identified financial systems, other date-sensitive systems and equipment, and third-party communications for Year 2000 compliance. This testing will be initiated in the second quarter of 1999 and will be completed by December 31, 1999. Validation procedures will be performed and managed by internal Company staff.

The costs associated with the Company's Year 2000 Plan have, for the most part, been planned capital expenditures and budgeted internal staffing expenses. The total capital expenditures related to these system upgrades and/or replacements approximate $1.5 million and have been capitalized as incurred. Additional costs to be incurred to complete the Plan are not expected to be significant and will relate to the ongoing capital expenditures and internal staffing described above.

The failure to correct a material Year 2000 problem could result in an interruption in, or failure of, certain normal business activities or operations. Such failure could materially and adversely impact the Company's results of operations, liquidity, and financial condition. Although the Company has not yet developed a comprehensive contingency plan to address situations that may result if the Company or any of the third parties upon which the Company is dependent is unable to achieve Year 2000 readiness, a plan will be completed by the fourth quarter of 1999 to address the most reasonably likely worst-case scenario with respect to potential Year 2000 compliance failures. Based on the Company's progress to date and timeline to complete the Year 2000 Plan, the Company does not foresee significant financial or operational risks associated with its compliance at this time. However, these expectations are subject to uncertainties including, but not limited to, the readiness of third-party customers, suppliers, and service providers, failure to identify all susceptible systems, and the availability and cost of personnel necessary to address any unforeseen problems.

                           PART II - OTHER INFORMATION


None.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 JONES PHARMA INCORPORATED



Date: May 13, 1999               By: /s/ Dennis M. Jones
     --------------                  -------------------------------------------
                                     Dennis M. Jones, President




Date: May 13, 1999               By: /s/ Judith A. Jones
     --------------                  -------------------------------------------
                                     Judith A. Jones
                                     Executive Vice President and
                                     Principal Financial and Accounting Officer