Form 10-Q
period 1999-06-30
JONES PHARMA INC
filed 1999-08-06
CIK 793613

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For The Quarterly Period Ended June 30, 1999

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
  (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
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

NUMBER OF SHARES OUTSTANDING OF REGISTRANT'S COMMON STOCK AS OF JULY 26, 1999:
28,878,357

                            JONES PHARMA INCORPORATED

                                      INDEX


Part I - Financial Information                                                               PAGE
                                                                                            NUMBER
                                                                                            ------
     Item 1.  Financial Statements


         Condensed Consolidated Balance Sheets -
         December 31, 1998 and June 30, 1999                                                    3


         Condensed Consolidated Statements of Income -
         three months and six months ended June 30, 1998 and 1999                               4


         Condensed Consolidated Statements of Stockholders'
         Equity - six months ended June 30, 1998 and 1999                                       5


         Condensed Consolidated Statements of Cash Flows -
         six months ended June 30, 1998 and 1999                                                6


         Notes to Condensed Consolidated Financial Statements                              7 - 10


     Item 2.  Management's Discussion and Analysis
                      of Results of Operations and Financial Condition                      11-17



Part II - Other Information


     Item 4.  Submission of Matters to a Vote of Security Holders                              18


     Item 5.  Other Information                                                                18


     Item 6.  Exhibits and Report on Form 8-K                                                  19



Signatures                                                                                     20

                            JONES PHARMA INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS

          (In thousands of dollars except share and per share amounts)

                                                                                              December 31,       June 30,
                                                                                                 1998              1999
                                                                                                 ----              ----
       ASSETS                                                                                                   (Unaudited)
Current assets:
       Cash and cash equivalents..........................................................     $   122,745      $   148,321
       Accounts receivable, less allowance for doubtful accounts of
       $ 977 at December 31, 1998 and $ 1,170 at June 30, 1999............................          19,069           14,865
       Inventories........................................................................           7,492           10,561
       Deferred income taxes..............................................................           3,342            3,342
       Other..............................................................................           1,329            2,073
                                                                                               -----------      -----------
Total current assets......................................................................         153,977          179,162
Net property, plant and equipment.........................................................          23,692           23,643
Net intangible assets.....................................................................          66,326           64,603
Other assets..............................................................................           4,783            4,812
                                                                                               -----------      -----------
Total assets..............................................................................       $ 248,778      $   272,220
                                                                                               ===========      ===========

       LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
       Accounts payable and accrued expenses..............................................     $     9,951      $    10,671
       Income taxes payable...............................................................           1,771            4,604
                                                                                               -----------      -----------
Total current liabilities.................................................................          11,722           15,275
Deferred income taxes.....................................................................           4,386            4,386
Stockholders' equity:
       Preferred stock, $.01 par value; 5,000,000 shares authorized; no shares
       issued or outstanding .............................................................               -                -

       Common stock, $.04 par value; 75,000,000 authorized, 43,198,467 issued and
       outstanding at December 31, 1998 and 43,246,303 at June 30, 1999 (See Note 2)......           1,727            1,730

       Contributed capital................................................................         110,464          110,860
       Retained earnings..................................................................         120,479          139,969
                                                                                               -----------      -----------
Total stockholders' equity................................................................         232,670          252,559
                                                                                               -----------      -----------
Total liabilities and stockholders' equity................................................     $   248,778      $   272,220
                                                                                               ===========      ===========





                             See accompanying notes.

                            JONES PHARMA INCORPORATED
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
               (In thousands of dollars except per share amounts)

                                                      Three Months Ended     Six Months Ended
                                                            June 30,              June 30,
                                                      -------------------    -------------------
                                                        1998         1999      1998       1999
                                                        ----         ----      ----       ----
Sales from continuing operations ..................  $ 26,675     $ 31,286   $ 50,418   $ 60,762
Cost of sales .....................................     6,371        5,157     12,043     11,740
                                                     --------     --------   --------   --------
Gross profit ......................................    20,304       26,129     38,375     49,022
Selling, general and administrative expenses:
    Selling .......................................     4,239        4,725      8,339      9,499
    General and administrative ....................     2,634        2,727      4,668      5,255
    Research and development ......................        --          434       --          673
    Amortization ..................................       945          868      1,922      1,736
    Nonrecurring charge ...........................    10,500         --       10,500       --
                                                     --------     --------   --------   --------
       Total selling, general and administrative
         expenses                                      18,318        8,754     25,429     17,163
                                                     --------     --------   --------   --------

Operating income from continuing operations .......     1,986       17,375     12,946     31,859
Other income (expense):
   Interest income ................................     1,433        1,677      2,218      3,072
   Other ..........................................  (      2)    (     57)   (    31)   (    39)
                                                     --------     --------   --------   --------
Income before taxes from continuing operations ....     3,417       18,995     15,133     34,892
Provision for income taxes ........................     5,412        7,408      9,864     13,529
                                                     --------     --------   --------   --------
Income (loss) from continuing operations ..........    (1,995)      11,587      5,269     21,363
Income from discontinued operations (net of taxes):
   Gain on sale of discontinued operations ........    17,079         --       17,079       --
   Income from discontinued operations ............       468         --        1,689       --
                                                     --------     --------   --------   --------
       Income from discontinued operations ........    17,547         --       18,768       --
                                                     --------     --------   --------   --------
Net income ........................................  $ 15,552     $ 11,587   $ 24,037   $ 21,363
                                                     ========     ========   ========   ========
Earnings (loss) per share (See Note 2):
     Basic:  Continuing operations ................  $  ( .05)    $    .27   $    .12   $    .49
             Discontinued operations ..............       .41         --          .43        --
                                                     --------     --------   --------   --------
                                                     $    .36     $    .27   $    .55   $    .49
                                                     ========     ========   ========   ========
    Diluted:  Continuing operations ...............  $  ( .05)    $    .26   $    .12   $    .48
              Discontinued operations .............       .40          --         .42        --
                                                     --------    --------   --------   --------
                                                     $    .35     $    .26   $    .54   $    .48
                                                     ========    ========   ========   ========



                             See accompanying notes.

                            JONES PHARMA INCORPORATED
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                     Six Months Ended June 30, 1998 and 1999

          (In thousands of dollars except share and per share amounts)

                                     Number of shares        Preferred     Common      Contributed       Retained
                                    Preferred   Common         Stock        Stock         Capital        Earnings         Total
                                    ---------   ------         -----        -----         -------        --------         -----
Balance at December 31, 1997 ........    -     28,647,300     $  --      $     1,146    $   109,129     $    81,451     $   191,726
Three-for-two stock split
declared July 13, 1999 ..............    -     14,323,651        --              573           (573)           --              --
Exercise of stock options ...........    -        107,190        --                3            226            --               229
Shares tendered in payment of
option price ........................    -         (4,316)       --             --             --              --              --
Net income ..........................    -           --          --             --             --            24,037          24,037
Cash dividend declared - common
stock ($.075 per share) .............    -           --          --             --             --            (1,582)         (1,582)
                                         -    -----------     -------    -----------    -----------     -----------     -----------
Balance at June 30, 1998 ............    -     43,073,825     $  --      $     1,722    $   108,782     $   103,906     $   214,410
                                         =    ===========     =======    ===========    ===========     ===========     ===========


Balance at December 31, 1998 ........    -     43,198,467     $  --      $     1,727    $   110,464     $   120,479     $   232,670
Exercise of stock options ...........    -         48,262        --                3            362            --               365
Shares tendered in payment
of option exercise price ............    -           (426)       --             --             --              --              --
Amortization of unearned
compensation ........................    -           --          --             --               34            --                34
Net income ..........................    -           --          --             --             --            21,363          21,363
Cash dividend declared - common
stock ($.0975 per share) ............    -           --          --             --             --            (1,873)         (1,873)
                                              -----------     -------    -----------    -----------     -----------     -----------
Balance at June 30, 1999 ............    -     43,246,303     $  --      $     1,730    $   110,860     $   139,969     $   252,559
                                              ===========     =======    ===========    ===========     ===========     ===========












                             See accompanying notes.

                            JONES PHARMA INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                            (In thousands of dollars)

                                                                                 Six months ended
                                                                                      June 30,
                                                                             -----------------------
                                                                                1998            1999
                                                                                ----            ----
Cash flows from operating activities:
     Net income ......................................................         24,037          21,363
     Non-cash adjustments:
         Depreciation and amortization ...............................          2,864           2,800
         Provision for uncollectibles ................................            140             193
         Nonrecurring charge .........................................         10,500             --
         Pretax gain on sale of discontinued operations ..............        (30,616)            --
         Deferred income tax .........................................        ( 3,163)            --
         Loss on asset sales .........................................           --                79
     Change in assets and liabilities:
         Accounts receivable .........................................          3,409           4,011
         Inventories .................................................            802         ( 3,069)
         Other current assets ........................................        ( 1,121)        (   744)
         Accounts payable and accrued expenses .......................          6,401             720
         Income taxes payable ........................................        (   653)          2,833
                                                                              -------         -------
              Net cash from operating activities .....................         12,600          28,186
                                                                              -------         -------
Cash flows from (used for) investing activities:
     Additions to property, plant and equipment ......................        ( 1,552)        ( 1,102)
     Proceeds from sale of discontinued operations ...................         55,000             --
     Investing activities - discontinued operations ..................           --               --
                                                                              -------         -------
              Net cash from (used for) investing activities ..........         53,448         ( 1,102)
Cash flows from (used for) financing activities:
     Payment of dividends ............................................        ( 1,580)        ( 1,873)
     Proceeds from exercise of stock options .........................            229             365
                                                                              -------         -------
         Net cash from (used for) financing activities ...............        ( 1,351)        ( 1,508)
                                                                              -------         -------
Increase (decrease) in cash and cash equivalents .....................         64,697          25,576
Cash and cash equivalents, beginning of period .......................         49,877         122,745
                                                                              -------         -------
Cash and cash equivalents, end of period .............................      $ 114,574       $ 148,321
                                                                            =========       =========




                             See accompanying notes.

                            JONES PHARMA INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 1998 and 1999

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

2.   COMMON STOCK SPLIT

     On July 13, 1999, the Board of Directors declared a three-for-two stock split effected in the form of a stock dividend to be paid on August 6, 1999 to holders of record on July 26, 1999. The unaudited condensed consolidated financial statements, including stock option, share, and per share data have been retroactively adjusted to reflect the split.

3.   EARNINGS PER SHARE

     The following table sets forth the computations of basic and diluted earnings per share for the three months and six months ended June 30:


                                                          Three Months Ended                Six Months Ended
                                                               June 30,                          June 30,
                                                  -------------------------------     ------------------------------
                                                        1998              1999             1998             1999
                                                  --------------      -----------     -------------      -----------
                                                             (Unaudited)                        (Unaudited)
Numerator for basic and diluted earnings per share:
     Income (loss) from continuing operations     $       (1,995)     $    11,587     $        5,269     $    21,363
     Income from discontinued operations                  17,547             --               18,768            --
                                                  --------------      -----------     --------------     -----------

                                                  $       15,552      $    11,587     $       24,037     $    21,363
                                                  ==============      ===========     ==============     ===========
Denominator for basic earnings per
     share-weighted average shares                    43,068,000       43,230,000         43,045,500      43,222,000
Effect of dilutive stock options                         801,000        1,067,000            876,000       1,030,000
                                                  --------------      -----------     --------------     -----------

Denominator for diluted earnings per share            43,869,000       44,297,000         43,921,500      44,252,000
                                                  ==============      ===========     ==============     ===========

Earnings(loss) per share:
     Basic:  Continuing operations                 $        (.05)     $       .27     $          .12     $       .49
             Discontinued operations                         .41            --                   .43            --
                                                  --------------      -----------     --------------     -----------
                                                             .36      $       .27     $          .55     $       .49
                                                  ==============      ===========     ==============     ===========

     Diluted: Continuing operations                $        (.05)     $       .26     $          .12     $       .48
              Discontinued operations                        .40         --                      .43         --
                                                  --------------      -----------     --------------     -----------
                                                   $         .35      $       .26     $          .55     $       .48
                                                  ==============      ===========     ==============     ===========

4.   INVENTORIES

     Inventories are valued at the lower of cost on a first-in, first-out basis or market. Inventories used in continuing operations are comprised as follows:


                  December 31,   June 30,
                     1998         1999
                        (Unaudited)
Raw material        $ 2,239     $ 2,615
Work-in-process         506         998
Finished goods        4,747       6,948
                    -------     -------
                    $ 7,492     $10,561
                    =======     =======

5.   PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment used in continuing operations are as follows:


                                                  December 31,   June 30,
                                                      1998         1999
                                                                (Unaudited)
                                                  ---------     -----------
Land .........................................     $  2,068      $  2,068
Building and improvements ....................       11,608        11,697
Equipment and furniture ......................       16,526        16,771
Automobiles ..................................          590           655
Projects in process ..........................          128           399
                                                   --------      --------
                                                     30,920        31,590
Less accumulated depreciation and amortization       (7,228)       (7,947)
                                                   --------      --------
                                                   $ 23,692      $ 23,643
                                                   ========      ========

6.   INTANGIBLE ASSETS

     Intangible assets used in continuing operations are as follows:


                                                 December 31,   June 30,
                                                    1998         1999
                                                              (Unaudited)
                                                 ---------    -----------
Distribution systems, trademarks and licenses     $ 66,805      $ 66,697
Restrictive covenants and other intangibles.         7,647         7,647
Goodwill ....................................        4,034         4,034
                                                  --------      --------
                                                    78,486        78,378
Less accumulated amortization ...............      (12,160)      (13,775)
                                                  --------      --------
                                                  $ 66,326      $ 64,603
                                                  ========      ========

7.   INCOME TAXES
     The provisions for income taxes for the three month and six month periods ended June 30, 1999 are based on estimated effective annual income tax rates of 39.0% and 38.8%, respectively. For the three month and six month periods ended June 30, 1998, the provisions for income taxes reflect the nondeductibility of the $10,500 nonrecurring charge. Excluding the effects of the nonrecurring charge, the estimated effective income tax rate in 1998 approximates 38.5%.

8.   CONTINGENCIES

     The FDA announced in an August 14, 1997, Federal Register Notice that orally administered drug products containing levothyroxine sodium are now classified as new drugs. Manufacturers, who wish to continue to market these products, must submit a new drug application (NDA). After August 14, 2000, any levothyroxine sodium product marketed without an approved NDA will be subject to regulatory action. Levoxyl, with total sales of approximately $15,000 for the six months ended June 30, 1998 and $16,000 for the six months ended June 30, 1999, was marketed prior to the date of the FDA notice and therefore will continue to be eligible for marketing until August 14, 2000. The Company plans to dedicate significant resources to this NDA process during 1999 and 2000 and expects to incur costs in excess of $2,000 to secure an approved NDA for Levoxyl.

     The Company currently carries product liability coverage of $20,000 per occurrence and $20,000 in the aggregate on a "claims made" basis. In addition to this policy, the Company carries a $10,000 umbrella policy. There is no assurance that the Company's present insurance will cover any potential claims that may be asserted in the future. In addition, the Company is subject to legal proceedings and claims, which arise in the ordinary course of business.

     The Company is a defendant in a number of lawsuits involving the manufacture and sale of dexfenfluramine, fenfluramine, and phentermine (collectively, "Fen/Phen"). The Company distributed Obenix, its branded phentermine product; however, the Company did not and does not manufacture Obenix or other Fen/Phen combinations. It is too early to determine what, if any, liability the Company may have with respect to the claims set forth in these lawsuits. Management of the Company believes that the outcome of these lawsuits will not have a material adverse effect on the Company's business, financial condition, and results of operations.

           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                       OPERATIONS AND FINANCIAL CONDITION

     Statements contained in this discussion which are not historical facts or information are "forward-looking statements" as that term is used in the Private Securities Litigation Reform Act of 1995. Words such as "believe," "expect," "intend," "will," "should" and other expressions that indicate future events and trends identify such forward-looking statements. These forward-looking statements involve risks and uncertainties which could cause the outcome to be materially different than stated. Such risks and uncertainties include both general economic risks and are discussed more fully in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. The Company cautions that any forward-looking statement reflects only the belief of the Company or its management at the time the statement was made. Although the Company believes such forward-looking statements are based upon reasonable assumptions, such assumptions may ultimately prove to be inaccurate or incomplete. The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement was made.

                  ********************************************

     The following table sets forth, for the interim periods indicated, the percentages which certain components of the Consolidated Statements of Income bear to product net sales and the percentage change of such components (based on aggregate dollars) as compared to the prior year.


                                                                                INCREASE                          INCREASE
                                                                               (DECREASE)                        (DECREASE)
                                                                                AGGREGATE                         AGGREGATE
                                                             THREE MONTHS ENDED   DOLLAR      SIX MONTHS ENDED     DOLLAR
                                                                  June 30,        AMOUNT           June 30,        AMOUNT
                                                             ------------------   ------      -----------------    ------
                                                               1998       1999                 1998       1999
                                                               ----       ----                 ----       ----
Sales from continuing operations .......................      100.0%     100.0%     17.3%     100.0%     100.0%     20.5%
Cost of sales ..........................................       23.9       16.5     (19.1)      23.9       19.3      (2.5)
                                                              -----      -----     -----      -----      -----      ----
Gross profit ...........................................       76.1       83.5      28.7       76.1       80.7      27.7
Selling, general and
     administrative expenses:
     Selling ...........................................       15.9       15.1      11.5       16.5       15.7      13.9
     General and administrative ........................        9.9        8.7       3.5        9.3        8.6      12.6
     Research and development ..........................         --        1.4       N/A        --         1.1       N/A
     Amortization ......................................        3.5        2.8      (8.1)       3.8        2.8      (9.7)
     Nonrecurring Charge ...............................       39.4        --        N/A       20.8        --        N/A
                                                              -----      -----     -----      -----      -----      ----
         Total selling, general and
            administrative expenses ....................       68.7       28.0      12.0*      50.4       28.2      14.9*
                                                              -----      -----     -----      -----      -----      ----
Operating income from
   continuing operations ...............................        7.4       55.5      39.2*      25.7       52.5      35.9*
Interest income ........................................        5.4        5.4      17.0        4.4        5.0      38.5
Other income (expense) .................................        0.0       (0.2)     N/A        (0.1)      (0.1)      N/A
                                                              -----      -----     -----      -----      -----      ----
Income before taxes from
        continuing operations ..........................       12.8       60.7      36.5*      30.0       57.4      36.1*
Provision for income taxes .............................       20.3       23.7      36.9*      19.5       22.3      37.1*
                                                              -----      -----     -----      -----      -----      ----
Income (loss) from continuing operations ...............       (7.5)      37.0      36.2*      10.5       35.1      35.5*
Income from discontinued
         operations (net of tax) .......................       65.8        --        N/A       37.2        --        N/A
                                                              -----      -----     -----      -----      -----      ----
Net income .............................................       58.3%      37.0%      N/A       47.7%      35.1%      N/A
                                                              =====      =====      ====      =====      =====      ====

     *Excludes effect of $10,500 nonrecurring charge in 1998

SALES FROM CONTINUING OPERATIONS
QUARTER ENDED JUNE 30:

Sales from continuing operations for the three months ended June 30, 1999 increased 17.3% to $31.3 million from $26.7 million for the three months ended June 30, 1998.

Critical Care product sales in the second quarter of 1999 were up approximately 77.0% from $6.7 million for the three months ended June 30, 1998 to $11.9 million for the three months ended June 30, 1999. Substantially all of this increase was attributable to Thrombin-JMI with sales of $7.4 million in the second quarter of 1999 compared to $2.3 million in 1998, despite a 17% unit volume decline. The majority of the Company's hospital buying group contracts were renegotiated during the first quarter of 1999 resulting in a significant reduction in Thrombin-JMI sales discounts in the second quarter of 1999. The Company believes the increase in the Thrombin-JMI net selling price per unit will continue to result in an increase in total net sales, however, there can be no assurance that the renegotiated contract pricing will not negatively impact sales volume or result in quarterly volatility in net sales in 1999.

Endocrine product sales in the second quarter of 1999 were down 2.0% from $17.5 million for the three months ended June 30, 1998 to $17.1 million for the three months ended June 30, 1999. Sales of Levoxyl, the Company's leading Endocrine product, were up 3.1% from $8.8 million in the second quarter of 1998 to $9.0 million in the second quarter of 1999 with a 2.5% increase in unit volume. Industry market share data indicates that total Levoxyl prescriptions dispensed have increased 25% during the three months ended June 30, 1999 as compared to the same period of 1998. The Company's reported growth in net sales of Levoxyl may differ from industry market share data based upon the buying patterns and inventory levels maintained by the wholesale distributors and the level of sales discounts offered by the Company. Tapazole sales were down 18.1% from $6.9 million for the three months ended June 30, 1998 to $5.7 million for the three months ended June 30, 1999 while Cytomel sales were up 65.3% from $2.1 million in the second quarter of 1998 to $3.4 million in the second quarter of 1999.

Veterinary product sales were down 9.5% from $2.4 million in the second quarter of 1998 to $2.2 million in the second quarter of 1999.

SIX MONTHS ENDED JUNE 30:

Sales from continuing operations for the six months ended June 30, 1999 increased 20.5% from $50.4 million in the second quarter of 1998 to $60.8 million in the second quarter of 1999.

Critical Care product sales for the six months ended June 30, 1999 increased 52.8% from $16.0 million in 1998 to $24.5 million for the same period of 1999. The majority of this increase was due to Thrombin-JMI with sales of $14.6 million for the six months ended June 30, 1999 compared to $7.0 million for the same period of 1998. The increase in Thrombin-JMI results from the renegotiated contract pricing, described above, and a 4% unit volume increase.

Endocrine product sales increased 5.6% from $29.7 million for the six months ended June 30, 1998 to $31.3 million for the six months ended June 30, 1999. Levoxyl sales increased from $15.2 million for the six months ended June 30, 1998 to $16.3 million for the six months ended June 30, 1999 with a 10% increase in unit volume. Sales of Cytomel increased from $3.1 million for the six months ended June 30, 1998 to $5.1 million for the same period of 1999.

Year-to-date sales of veterinary products increased 4.9% from $4.7 million in 1998 to $4.9 million in 1999.

GROSS PROFIT

Gross profit during the three months ended June 30, 1999 increased 28.7% or $5.8 million to $26.1 million from $20.3 million in the same period of 1998. As a percentage of sales from continuing operations, margins increased from 76.1% in the second quarter of 1998 to 83.5% in the second quarter of 1999. The increase is primarily due to the reduction in sales discounts associated with the renegotiation of Thrombin-JMI pricing, discussed above.

Gross profit for the six months ended June 30, 1999 increased 27.7% or $10.6 million to $49.0 million from $38.4 million. As a percentage of sales from continuing operations, margins increased from 76.1% in 1998 to 80.7% in 1999. The year-over-year improvement in gross margin primarily resulted from the Thrombin-JMI sales discount reduction, discussed above.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling expenses increased 11.5% or $.5 million to $4.7 million in the second quarter of 1999 due to a net increase of approximately ten field sales representatives and increases in sales commissions. As a percentage of sales from continuing operations, selling expenses declined from 15.9% in the second quarter of 1998 to 15.1% in the second quarter of 1999.

For the six months ended June 30, 1999, selling expenses increased 13.9% or $1.2 million to $9.5 million. The increase primarily resulted from the increase in the number of field sales representatives and increases in sales commissions discussed above. As a percentage of sales from continuing operations, selling expenses declined from 16.5% for the six months ended June 30, 1998 to 15.7% for the six months ended June 30, 1999.

General and administrative expenses remained relatively unchanged at $2.7 million for the second quarter of 1999 vs. $2.6 million for the second quarter of 1998. For the six months ended June 30, 1999, general and administrative expenses increased $.6 million to $5.3 million, from $4.7 million in 1998. The increase in 1999 over 1998 resulted from increases in license fees, bonuses, and depreciation. As a percentage of sales from continuing operations, general and administrative expenses decreased from 9.3% in 1998 to 8.6% in 1999.

The nonrecurring charge of $10.5 million in 1998 related to the write-down of goodwill associated with certain lower-margin pharmaceutical products. As a result of this goodwill write-down, amortization expense in 1999 has been reduced by approximately $.1 million per quarter.


OPERATING INCOME FROM CONTINUING OPERATIONS

Excluding the effect of the $10.5 million nonrecurring charge in 1998, operating income from continuing operations increased $4.9 million or 39.2% during the second quarter of 1999 as compared to the second quarter of 1998. For the six months ended June 30, 1999, operating income from continuing operations increased $8.4 million or 35.9% over the same period of 1998, excluding the effect of the 1998 nonrecurring charge.

OTHER INCOME (EXPENSE)

Other income increased during the three months and six months ended June 30, 1999 as compared to the same periods of 1998 primarily due to the increase in interest income earned on the additional invested cash balances generated from the $55 million of proceeds from the sale of the Company's Nutritional Business on April 30, 1998 and positive cash flow from operations.

INCOME TAXES

The provisions for income taxes for the three month and six month periods ended June 30, 1999 are based on estimated effective annual income tax rates of 39.0% and 38.8%, respectively. For the three month and six month periods ended June 30, 1998, the provisions for income taxes reflect the nondeductibility of the $10.5 million nonrecurring charge. Excluding the effects of the nonrecurring charge in 1998, the estimated effective income tax rate approximates 38.5%.

INCOME FROM CONTINUING OPERATIONS

Excluding the effect of the nonrecurring charge in 1998, income from continuing operations for the second quarter of 1999 increased $3.1 million to $11.6 million and for the six months ended June 30, 1999, increased $5.6 million to $21.4 million.

INCOME FROM DISCONTINUED OPERATIONS

Income from discontinued operations in 1998 includes an approximate $17 million (net of tax) gain from the sale of the Company's Nutritional Business on April 30, 1998. In addition, income from discontinued operations includes the after-tax operating results of the Company's discontinued businesses prior to the sale of the Nutritional Business on April 30, 1998.

EARNINGS PER SHARE

After giving retroactive effect to a three-for-two stock split declared July 13, 1999, diluted earnings per share from continuing operations totaled $.26 and $.48 for the quarter and six months ended June 30, 1999 as compared to $.19 and $.36 for the same periods of 1998, excluding the $10.5 million after-tax nonrecurring charge. The earnings per share increases represent net income growth computed on relatively flat average shares outstanding.

BALANCE SHEET INFORMATION

The Company's current ratio decreased from 13.1:1 as of December 31, 1998 to 11.7:1 as of June 30, 1999 although working capital increased to $163.9 million at June 30, 1999 from $142.3 million at December 31, 1998 primarily due to an increase in cash generated from positive operating cash flow.

LIQUIDITY AND CAPITAL RESOURCES

Since inception the Company has financed its operations primarily through cash flow from operations, public and private sales of equity securities and borrowings under revolving credit facilities. At June 30, 1999 and December 31, 1998, the Company had cash and cash equivalents of $148.3 million and $122.7 million, respectively. The Company believes that available resources and anticipated cash flows from operations are adequate to meet currently anticipated operating needs and to fund future acquisitions. While the Company does not maintain current lines of credit, it believes it has sufficient borrowing capacity in the event that acquisition opportunities cannot be funded from existing resources.

Total assets increased $23.4 million to $272.2 million at June 30, 1999 from $248.8 million at December 31, 1998 primarily due to the increase in cash discussed above. Total liabilities increased $3.6 million to $19.7 million at June 30, 1999 from $16.1 million at December 31, 1998 primarily due to the increase in income taxes payable.

Inventories increased to $10.6 million at June 30, 1999 compared to $7.5 million at December 31, 1998 due to planned quantity build-ups of Levoxyl and JMI-Thrombin. Accounts receivable decreased to $14.9 million at June 30, 1999 from $19.1 million at December 31, 1998 due to higher sales levels in the month of December 1998 vs. the month of June 1999, and due to the Company's concentrated effort on improving collections. In days outstanding, accounts receivable decreased from 60 days at December 31, 1998 to 51 days at June 30, 1999.

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

Specifically, the Plan addresses Year 2000 issues in the following areas:

     Information Technology Infrastructure

     The Company has completed the replacement of its software and systems in the normal course of business. The financial system has been replaced with an Enterprise Reporting System that the developer states is Year 2000 compliant. Assessment of all other hardware and software is complete and remediation and testing is currently underway with an expected completion date of August 30, 1999.

     Business Infrastructure

     The Company's review in this area includes such things as security, utilities, environmental control systems, telephones, facsimile machines, manufacturing, laboratory and shipping equipment. Efforts in this area, including compliance validation with vendors, remediation and testing, are expected to be completed by September 30, 1999.

     External Interfaces

     This area of review includes all Company interfaces with external service agencies such as purchased information sources, payroll processing, benefits processing, insurance and investments, health claims and banking. The Company is substantially complete with its efforts to secure third party compliance statements in assessing the compliance status of our external interfaces.

     Supplier and Customer Readiness

     The Company is highly dependent on internal and third-party computer systems to process its daily transactions. The Company has commenced efforts to determine the extent to which it may be impacted by Year 2000 issues of third parties, including suppliers, and customers. Contact with major customers and suppliers has been initiated and responses have been received from approximately 50 percent of those solicited. The Company plans to follow-up with those that have not responded by August 15, 1999. To date, the Company is not aware of any non-Year 2000 compliant third-party customers or suppliers that would materially impact the Company's results of operations, liquidity, or capital resources.

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

     Contingency Plan

     Contingency plans for the Company are being developed to minimize business risks in case of local and/or regional Year 2000-related failures. The Company is in the process of developing contingency plans for each of its manufacturing and distribution facilities as well as the corporate operation. Such plans are expected to be completed by September 30, 1999.

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

                           PART II - OTHER INFORMATION


Item 4.   Submission of Matters to a Vote of Security Holders

     The Annual Meeting of Shareholders of JONES PHARMA INCORPORATED was held on May 17, 1999. At the Annual Meeting, each of the nine nominees to the Board of Directors was elected for a one-year term by the shareholders:


                                                                  WITHHELD OR
             DIRECTOR                           FOR                 ABSTAIN
             --------                           ---                 -------
         Dennis M. Jones                     22,752,845             158,428

         Judith A. Jones                     22,748,965             162,308

         Michael T. Bramblett                22,753,055             158,218

         G. Andrew Franz                     22,751,990             159,283

         David A. McLaughlin                 22,753,450             157,823

         J. Hord Armstrong, III              22,746,025             165,248

         L. John Polite, Jr.                 22,760,791             150,482

         Edward A. Chod                      22,752,355             158,918

         Thomas F. Patton, Ph.D.             22,764,225             147,048


Item 5.   Other Information

     On July 13, 1999, the Board of Directors of the Company adopted an incentive stock plan known the 1999 Equity Participation Plan for Non-Management Directors (the "1999 Equity Participation Plan"). The purpose of the 1999 Equity Participation Plan is to provide certain long-term equity incentives to eligible directors of the Company in order to encourage the highest level of performance of non-management directors by providing those directors with a proprietary interest in the Company's success and progress through grants of options to purchase shares of the Company's Common Stock and other equity-based awards in accordance with the terms and conditions set forth in the 1999 Equity Participation Plan. A copy of the 1999 Equity Participation Plan is included as an exhibit to this Form 10-Q.

Item 6.   Exhibits and Report on Form 8-K


     (a)  Exhibits

          (10) 1999 Equity Participation Plan for Non-Management Directors.


          (22) The Company's proxy statement dated April 8, 1999, containing the full text of the proposals referred to in Item 4 of Part II of this Form 10-Q, which was previously filed electronically, is hereby incorporated by reference.


          (27) Financial Data Schedule.


     (b)  Reports on Form 8-K

          NONE

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      JONES PHARMA INCORPORATED



Date:    August 6, 1999               By:/s/ Dennis M. Jones
     -------------------------           -------------------------------
                                         Dennis M. Jones, President




Date:    August 6, 1999               By: /s/ Judith A. Jones
     -------------------------            ------------------------------
                                          Judith A. Jones
                                          Executive Vice President and
                                          Principal Financial and
                                          Accounting Officer