Form 10-Q
period 1999-09-30
JONES PHARMA INC
filed 1999-11-08
CIK 793613

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For The Quarterly Period Ended September 30, 1999

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

NUMBER OF SHARES OUTSTANDING OF REGISTRANT'S COMMON STOCK AS OF OCTOBER 26, 1999: 43,353,162

                           JONES PHARMA INCORPORATED

                                     INDEX
                                     -----



Part I - Financial Information                                                                           PAGE
                                                                                                        NUMBER
                                                                                                        ------
     Item 1.  Financial Statements


         Condensed Consolidated Balance Sheets -
         December 31, 1998 and September 30, 1999                                                            3


         Condensed Consolidated Statements of Income -
         three months and nine months ended September 30, 1998 and 1999                                      4


         Condensed Consolidated Statements of Stockholders'
         Equity - nine months ended September 30, 1998 and 1999                                              5


         Condensed Consolidated Statements of Cash Flows -
         nine months ended September 30, 1998 and 1999                                                       6


         Notes to Condensed Consolidated Financial Statements                                           7 - 10


     Item 2.  Management's Discussion and Analysis
                      of Results of Operations and Financial Condition                                   11-17



Part II - Other Information


     None


Signatures                                                                                                  18

                            JONES PHARMA INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS

          (In thousands of dollars except share and per share amounts)


                                                                                     December 31,   September 30,
                                                                                         1998           1999
                                                                                     ------------   -------------
       ASSETS                                                                                        (Unaudited)
Current assets:
       Cash and cash equivalents.......................................................  $122,745        $161,558
       Accounts receivable, less allowance for doubtful accounts of
       $977 at December 31, 1998 and $1,461 at September 30, 1999......................    19,069          11,010
       Inventories.....................................................................     7,492          11,570
       Deferred income taxes...........................................................     3,342           3,342
       Other...........................................................................     1,329           1,991
                                                                                         --------        --------
Total current assets...................................................................   153,977         189,471
Net property, plant and equipment......................................................    23,692          23,588
Net intangible assets..................................................................    66,326          63,667
Other assets...........................................................................     4,783           6,374
                                                                                         --------        --------
Total assets...........................................................................  $248,778        $283,100
                                                                                         ========        ========

       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
       Accounts payable and accrued expenses...........................................  $  9,951        $ 12,171
       Income taxes payable............................................................     1,771           2,178
                                                                                         --------        --------
Total current liabilities..............................................................    11,722          14,349
Deferred income taxes..................................................................     4,386           4,386
Stockholders' equity:
       Preferred stock, $.01 par value; 5,000,000 shares authorized; no shares
       issued or outstanding                                                                    -               -

       Common stock, $.04 par value; 75,000,000 authorized, 43,198,467 issued and
       outstanding at December 31, 1998 and 43,346,111 at September 30, 1999...........     1,727           1,731

       Contributed capital.............................................................   110,464         111,202
       Retained earnings...............................................................   120,479         151,432
                                                                                         --------        --------
Total stockholders' equity.............................................................   232,670         264,365
                                                                                         --------        --------
Total liabilities and stockholders' equity.............................................  $248,778        $283,100
                                                                                         ========        ========





                             See accompanying notes.

                            JONES PHARMA INCORPORATED
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
               (In thousands of dollars except per share amounts)


                                                                Three Months Ended          Nine Months Ended
                                                                   September 30,               September 30,
                                                                ------------------          -----------------
                                                                1998          1999          1998         1999
                                                                ----          ----          ----         ----
Sales from continuing operations ........................   $ 26,387      $ 34,538      $ 76,806      $ 95,300
Cost of sales ...........................................      6,025         6,731        18,069        18,471
                                                            --------      --------      --------      --------
Gross profit ............................................     20,362        27,807        58,737        76,829
Selling, general and administrative expenses:
    Selling .............................................      4,302         4,852        12,641        14,352
    General and administrative ..........................      2,084         2,699         6,753         7,954
    Research and development ............................        -             529           -           1,202
    Amortization ........................................        871           936         2,793         2,672
    Nonrecurring charge .................................        -             -          10,500           -
                                                            --------      --------      --------      --------
     Total selling, general and administrative expenses..      7,257         9,016        32,687        26,180
                                                            --------      --------      --------      --------

Operating income from continuing operations .............     13,105        18,791        26,050        50,649
Other income (expense):
    Interest income .....................................      1,284         1,864         3,502         4,936
    Other ...............................................         (1)          (86)          (32)         (124)
                                                            --------      --------      --------      --------
Income before taxes from continuing operations ..........     14,388        20,569        29,520        55,461
Provision for income taxes ..............................      5,736         8,022        15,601        21,551
                                                            --------      --------      --------      --------
Income from continuing operations .......................      8,652        12,547        13,919        33,910
Income from discontinued operations (net of taxes):
    Gain on sale of discontinued operations .............        -             -          17,079           -
    Income from discontinued operations .................        -             -           1,689           -
                                                            --------      --------      --------      --------
      Income from discontinued operations ...............        -             -          18,768           -
                                                            --------      --------      --------      --------
Net income ..............................................   $  8,652      $ 12,547      $ 32,687      $ 33,910
                                                            ========      ========      ========      ========
Earnings per share:
    Basic:    Continuing operations......................   $    .20      $    .29      $    .32      $    .78
              Discontinued operations....................        -             -             .44           -
                                                            --------      --------      --------      --------
                                                            $    .20      $    .29      $    .76      $    .78
                                                            ========      ========      ========      ========
    Diluted:  Continuing operations......................   $    .20      $    .28      $    .32      $    .76
              Discontinued operations....................        -             -             .43           -
                                                            --------      --------      --------      --------
                                                            $    .20      $    .28      $    .75      $    .76
                                                            ========      ========      ========      ========

                             See accompanying notes.

                            JONES PHARMA INCORPORATED
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                  Nine Months Ended September 30, 1998 and 1999

          (In thousands of dollars except share and per share amounts)


                                           Number of shares         Preferred     Common     Contributed     Retained
                                         Preferred     Common         Stock        Stock       Capital       Earnings      Total
                                         ---------     ------         -----        -----       -------       --------      -----
Balance at December 31, 1997..........       -       28,647,300       $  -         $ 1,146     $109,129      $ 81,451      $191,726

Three-for-two stock split
declared July 13, 1999................       -       14,323,651          -             573         (573)         -             -

Exercise of stock options.............       -          156,000          -               6        1,343          -            1,349

Shares tendered in payment of
option price..........................       -           (4,316)         -             -            -            -             -

Net income............................       -             -             -             -            -          32,687        32,687

Cash dividend declared - common
stock ($.057 per share)...............       -             -             -             -            -          (2,443)       (2,443)
                                          -------    ----------       -------     --------     --------      --------      --------

Balance at September 30, 1998.........       -       43,122,635       $  -        $  1,725     $109,899      $111,695      $223,319
                                          =======    ==========       =======     ========     ========      ========      ========


Balance at December 31, 1998..........       -       43,198,467       $  -        $  1,727     $110,464      $120,479      $232,670

Exercise of stock options.............       -          162,396          -               6          682          -              688

Shares tendered in payment
of option exercise price..............       -          (14,752)         -             -            -            -             -

Amortization of unearned
compensation..........................       -             -             -             -             54          -               54

Net income............................       -             -             -             -            -          33,910        33,910

Cash dividend declared - common
stock ($.068 per share)...............       -             -             -             -            -          (2,957)       (2,957)
                                          -------    ----------       -------     --------     --------      --------      --------
Balance at September 30, 1999.........       -       43,346,111       $  -        $  1,733     $111,200      $151,432      $264,365
                                          =======    ==========       =======     ========     ========      ========      ========




                            See accompanying notes.

                            JONES PHARMA INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                            (In thousands of dollars)

                                                                                                 Nine Months Ended
                                                                                                   September 30,
                                                                                                 -----------------
                                                                                                 1998         1999
                                                                                                 ----         ----
Cash flows from operating activities:
     Net income.......................................................................           32,687           33,910
     Non-cash adjustments:
         Depreciation and amortization................................................            4,218            4,250
         Provision for uncollectibles.................................................              342              484
         Nonrecurring charge..........................................................           10,500             -
         Pretax gain on sale of discontinued operations...............................          (30,616)            -
         Deferred income tax..........................................................           (3,163)            -
         Loss on asset sales..........................................................             -                 172
     Change in assets and liabilities:
         Accounts receivable..........................................................             (491)           7,575
         Inventories..................................................................              508           (4,078)
         Other assets.................................................................           (3,685)          (2,253)
         Accounts payable and accrued expenses........................................            5,525            2,220
         Income taxes payable.........................................................           (1,591)             407
                                                                                               --------         --------
              Net cash from operating activities......................................           14,234           42,687
                                                                                               --------         --------
Cash flows from (used for) investing activities:
     Additions to property, plant and equipment.......................................           (2,237)          (1,605)
              Proceeds from sale of discontinued operations...........................           55,000             -
                                                                                               --------         --------
              Net cash from (used for) investing activities...........................           52,763           (1,605)
                                                                                               --------         --------
Cash flows from (used for) financing activities:
     Payment of dividends.............................................................           (2,440)          (2,957)
     Proceeds from exercise of stock options..........................................              755              688
                                                                                               --------         --------
         Net cash from (used for) financing activities................................           (1,685)          (2,269)
                                                                                               --------         --------
Increase in cash and cash equivalents.................................................           65,312           38,813
Cash and cash equivalents, beginning of period........................................           49,877          122,745
                                                                                               --------         --------
Cash and cash equivalents, end of period..............................................         $115,189         $161,558
                                                                                               ========         ========

                             See accompanying notes.

                            JONES PHARMA INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 1998 and 1999

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

2.   COMMON STOCK SPLIT

     On July 13, 1999, the Board of Directors declared a three-for-two stock split effected in the form of a fifty percent stock dividend paid on August 6, 1999 to holders of record as of July 26, 1999. The accompanying historical financial statements, including stock option, share, and per share data have been retroactively adjusted to reflect the split.

3.   EARNINGS PER SHARE

     The following table sets forth the computations of basic and diluted earnings per share for the three months and nine months ended September 30:


                                                               Three Months Ended                    Nine Months Ended
                                                                 September 30,                         September 30,
                                                               ------------------                    -----------------
                                                               1998          1999                    1998         1999
                                                               ----          ----                    ----         ----
                                                                  (Unaudited)                           (Unaudited)

Numerator for basic and diluted earnings per share:
     Income from continuing operations                     $     8,652   $    12,547             $    13,919   $    33,910
     Income from discontinued operations                           -             -                    18,768           -
                                                           -----------   -----------             -----------   -----------

                                                           $     8,652   $    12,547             $    32,687   $    33,910
                                                           ===========   ===========             ===========   ===========
Denominator for basic earnings per
     share-weighted average shares                          43,127,000    43,332,000              43,104,000    43,256,000
Effect of dilutive stock options                               772,000     1,177,000                 810,000     1,082,000
                                                           -----------   -----------             -----------   -----------

Denominator for diluted earnings per share                  43,899,000    44,509,000              43,914,000    44,338,000
                                                           ===========   ===========             ===========   ===========

Earnings per share:
     Basic:       Continuing operations                    $       .20   $       .29             $       .32   $       .78
                  Discontinued operations                          -             -                       .44           -
                                                           -----------   -----------             -----------   -----------
                                                           $       .20   $       .29             $       .76   $       .78
                                                           ===========   ===========             ===========   ===========

     Diluted:     Continuing operations                    $       .20   $       .28             $        .32  $       .76
                  Discontinued operations                          -             -                        .43          -
                                                           -----------   -----------             ------------  -----------
                                                           $       .20   $       .28             $        .75  $       .76
                                                           ===========   ===========             ============  ===========


4. INVENTORIES

   Inventories are valued at the lower of cost on a first-in, first-out basis or market. Inventories are comprised as follows:


                                                                                   December 31,        September 30,
                                                                                       1998                1999
                                                                                                        (Unaudited)
                                                                                   ------------        -------------
Raw material.........................................................              $     2,239         $      2,772
Work-in-process......................................................                      506                1,115
Finished goods.......................................................                    4,747                7,683
                                                                                   -----------         ------------
                                                                                   $     7,492         $     11,570
                                                                                   ===========         ============

5. PROPERTY, PLANT AND EQUIPMENT

   Property, plant and equipment are as follows:

                                                                                   December 31,        September 30,
                                                                                       1998                1999
                                                                                                        (Unaudited)
                                                                                   ------------        -------------
Land.................................................................              $      2,068        $       2,068
Building and improvements............................................                    11,608               10,775
Equipment and furniture..............................................                    16,526               17,516
Automobiles..........................................................                       590                  656
Projects in process..................................................                       128                  909
                                                                                   ------------        -------------
                                                                                         30,920               31,924
Less accumulated depreciation and amortization.......................                    (7,228)              (8,336)
                                                                                   ------------        -------------
                                                                                   $     23,692        $      23,588
                                                                                   ============        =============

6. INTANGIBLE ASSETS

   Intangible assets are as follows:


                                                                                   December 31,        September 30,
                                                                                       1998                1999
                                                                                                        (Unaudited)
                                                                                   ------------        -------------
Distribution systems, trademarks and licenses........................              $     66,805        $      66,577
Restrictive covenants and other intangibles..........................                     7,647                7,647
Goodwill.............................................................                     4,034                4,034
                                                                                   ------------        -------------
                                                                                         78,486               78,258
Less accumulated amortization........................................                   (12,160)             (14,591)
                                                                                   ------------        -------------
                                                                                   $     66,326        $      63,667
                                                                                   ============        =============

7. INCOME TAXES

   The provisions for income taxes for the three month and nine month periods ended September 30, 1999 are based on estimated effective annual income tax rates of approximately 39.0%. For the three month period ended September
   30, 1998, the provision for income taxes is based on an estimated effective income tax rate of approximately 39.0%. For the nine month period ended September 30, 1998, the provision for income taxes reflects the nondeductibility of the $10,500 nonrecurring charge. Excluding the effect of the nonrecurring charge, the estimated effective income tax rate for the nine months ended September 30, 1998 approximates 39.0%.

8. CONTINGENCIES

   The FDA announced in an August 14, 1997, Federal Register Notice that orally administered drug products containing levothyroxine sodium are now classified as new drugs. Manufacturers, who wish to continue to market these products, must submit a new drug application (NDA). After August 14, 2000, any levothyroxine sodium product marketed without an approved NDA will be subject to regulatory action. Levoxyl, with total sales of approximately $21,000 for the nine months ended September 30 1998 and $26,000 for the nine months ended September 30, 1999, was marketed prior to the date of the FDA notice and therefore will continue to be eligible for marketing until August 14, 2000. The Company plans to dedicate significant resources to this NDA process during 1999 and 2000 and expects to incur costs in excess of $2,000 to secure an approved NDA for Levoxyl.

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

           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                       OPERATIONS AND FINANCIAL CONDITION

   Statements contained in this discussion which are not historical facts or information are "forward-looking statements" as that term is used in the Private Securities Litigation Reform Act of 1995. Words such as "believe," "expect," "intend," "will," "should" and other expressions that indicate future events and trends identify such forward-looking statements. These forward-looking statements involve risks and uncertainties which could cause the outcome to be materially different than stated. Such risks and uncertainties include both general economic risks and product risks which are discussed more fully in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. The Company cautions that any forward-looking statement reflects only the belief of the Company or its management at the time the statement was made. Although the Company believes such forward-looking statements are based upon reasonable assumptions, such assumptions may ultimately prove to be inaccurate or incomplete. The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement was made.

                  ********************************************

   The following table sets forth, for the interim periods indicated, the percentages which certain components of the Consolidated Statements of Income bear to product net sales and the percentage change of such components (based on aggregate dollars) as compared to the prior year.


                                                                       INCREASE                                    INCREASE
                                                                      (DECREASE)                                  (DECREASE)
                                                                      AGGREGATE                                   AGGREGATE
                                           THREE MONTHS ENDED           DOLLAR         NINE MONTHS ENDED            DOLLAR
                                              September 30,             AMOUNT           September 30,              AMOUNT
                                           ------------------           ------         -----------------            ------
                                           1998          1999                          1998         1999
                                           ----          ----                          ----         ----
Sales from continuing operations           100.0%        100.0%          30.9%         100.0%       100.0%           24.1%
Cost of sales                               22.8          19.5          (11.7)          23.5         19.4            (2.2)
                                           -----         -----          -----          -----        -----           -----
Gross profit                                77.2          80.5           36.6           76.5         80.6            30.8
Selling, general and
    administrative expenses:
    Selling                                 16.3          14.1           12.8           16.5         15.1            13.5
    General and administrative               7.9           7.8           29.5            8.8          8.3            17.8
    Research and development                  -            1.5            N/A             -           1.3             N/A
    Amortization                             3.3           2.7            7.5            3.6          2.8            (4.3)
    Nonrecurring Charge                       -             -             N/A           13.7           -              N/A
                                           -----         -----          -----          -----        -----           -----
         Total selling, general and
           administrative expenses          27.5          26.1           24.2           42.6         27.5            18.0*
                                           -----         -----          -----          -----        -----           -----
Operating income from
    continuing operations                   49.7          54.4           43.4           33.9         53.1            38.6*
Interest income                              4.9           5.3           45.2            4.6          5.2            40.9
Other income (expense)                        -           (0.2)           N/A             -          (0.1)            N/A
                                           -----         -----          -----          -----        -----           -----
Income before taxes from
    continuing operations                   54.6          59.5           43.0           38.5         58.2            38.6*
Provision for income taxes                  21.8          23.2           39.9           20.3         22.6            38.1*
                                           -----         -----          -----          -----        -----           -----
Income from continuing operations           32.8          36.3           45.0           18.2         35.6            38.9*
Income from discontinued
    operations (net of tax)                   -             -             N/A           24.4           -              N/A
                                           -----         -----          -----          -----        -----           -----
Net income                                  32.8%         36.3%           N/A           42.6%        35.6%            N/A
                                           =====         =====          =====          =====        =====           =====

        *Excludes effect of $10,500 nonrecurring charge in 1998.

SALES FROM CONTINUING OPERATIONS
QUARTER ENDED SEPTEMBER 30:

Sales from continuing operations for the three months ended September 30, 1999 increased 30.9% to $34.5 million from $26.4 million for the three months ended September 30, 1998.

Critical Care product sales were up approximately 19.0% from $10.2 million for the three months ended September 30, 1998 to $12.1 million for the three months ended September 30, 1999. Substantially all of this increase was attributable to Thrombin-JMI with sales of $7.8 million in the third quarter of 1999 compared to $5.4 million in 1998. Despite a 28% Thrombin-JMI unit volume decline, sales increased due to the renegotiation of a majority of the Company's hospital buying group contracts during the first quarter of 1999 resulting in a significant reduction in Thrombin-JMI sales discounts in the third quarter of 1999. The Company believes the increase in the Thrombin-JMI net selling price per unit will continue to result in an increase in total net sales, however, there can be no assurance that the renegotiated contract pricing will not negatively impact sales volume or result in volatility in net sales in future quarters.

Endocrine product sales increased 44.5% to $20.2 million for the three months ended September 30, 1999 from $14.0 million for the same period of 1998. Sales of Levoxyl, the Company's leading Endocrine product, were up 61.2% from $6.5 million in the third quarter of 1998 to $10.4 million in the third quarter of 1999 with a 13.2% increase in unit volume. Industry market share data indicate that total Levoxyl prescriptions dispensed have increased over 30% during the three months ended September 30, 1999 as compared to the same period of 1998. The Company's reported growth in net sales of Levoxyl may differ from industry market share data based upon the buying patterns and inventory levels maintained by the Company's wholesale distributors and the level of sales discounts offered by the Company. Tapazole sales increased 34.1% from $6.1 million for the three months ended September 30, 1998 to $8.2 million for the three months ended September 30, 1999 and Cytomel sales were up 62.2% from $1.4 million in the third quarter of 1998 to $2.3 million for the same period of 1999.

Veterinary product sales were relatively unchanged at $2.2 million in the third quarters of both 1998 and 1999.

NINE MONTHS ENDED SEPTEMBER 30:

Sales from continuing operations for the nine months ended September 30, 1999 increased 24.1% from $76.8 million in 1998 to $95.3 million in 1999.

Year-to-date Critical Care product sales increased 39.6% from $26.2 million in 1998 to $36.6 million in 1999. The majority of this increase was due to Thrombin-JMI with sales of $12.4 million for the nine months ended September 30, 1998 compared to $22.4 million for the same period of 1999. The increase in Thrombin-JMI results from the renegotiated contract pricing, described above, offset slightly by an 8% unit volume decrease.

Endocrine product sales increased 18.0% from $43.7 million for the nine months ended September 30, 1998 to $51.5 million for the same period of 1999. Year-to date Levoxyl sales increased 23.8% from $21.6 million in 1998 to $26.8 million in 1999 with an 11% increase in unit volume. Tapazole sales increased 10.1% from $17.8 million for the nine months ended September 30, 1998 to $19.6 million for the nine months ended September 30, 1999 and Cytomel sales were up 62.4% from $4.6 million for the nine months ended September 30, 1998 to $7.4 million for the same period of 1999.

Year-to-date sales of veterinary products increased 4.3% from $6.9 million in 1998 to $7.2 million in 1999.

GROSS PROFIT

Gross profit during the quarter ended September 30, 1999 increased 36.6% or $7.4 million to $27.8 million from $20.4 million for the same period of 1998. As a percentage of sales from continuing operations, margins increased from 77.2% in the third quarter of 1998 to 80.5% in the third quarter of 1999. The increase is primarily due to the reduction in sales discounts associated with the renegotiation of contracts relating to Thrombin-JMI pricing, discussed above and more aggressive Levoxyl contract pricing.

Gross profit for the nine months ended September 30, 1999 increased 30.8% or $18.1 million to $76.8 million from $58.7 million in 1998. As a percentage of sales from continuing operations, margins increased from 76.5% in 1998 to 80.6% in 1999. The year-over-year improvement in gross margin primarily resulted from the Thrombin-JMI sales discount reduction, discussed above.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling expenses increased 12.8% or $.6 million to $4.9 million in the third quarter of 1999 from $4.3 million in 1998 due to a net increase of approximately 4 field sales representatives, normal salary increases and increases in sales commissions. As a percentage of sales from continuing operations, selling expenses declined from 16.3% in the third quarter of 1998 to 14.1% in 1999.

For the nine months ended September 30, 1999, selling expenses increased 13.5% or $1.7 million to $14.4 million. The increase primarily resulted from a net increase of approximately ten field sales representatives, normal salary increases, increases in sales commissions, and the costs incurred in the first quarter of 1999 related to the Company's first annual sales meeting. As a percentage of sales from continuing operations, selling expenses declined from 16.5% for the nine months ended September 30, 1998 to 15.1% for the same period of 1999.

General and administrative expenses increased $.6 million from $2.1 million in the third quarter of 1998 to $2.7 million in the third quarter of 1999. As a percentage of sales from continuing operations, general and administrative expenses declined from 7.9% for the quarter ended September 30, 1998 to 7.8% in 1999. For the nine months ended September 30, 1999, general and administrative expenses increased $1.2 million to $8.0 million from $6.8 million in 1998. As a percentage of sales from continuing operations, general and administrative expenses for the nine months ended decreased from 8.8% in 1998 to 8.3% in 1999. The increases in aggregate dollars in 1999 over 1998 resulted from increases in license fees, bonuses, and depreciation.

Research and development expenses for the three and nine months ended September 30, 1999 of $.5 million and $1.2 million, respectively, primarily relate to the costs associated with the Levoxyl NDA.

The nonrecurring charge of $10.5 million in 1998 related to the write-down of goodwill associated with certain lower-margin pharmaceutical products.

OPERATING INCOME FROM CONTINUING OPERATIONS

Operating income from continuing operations increased $5.7 million or 43.4% during the third quarter of 1999 as compared to the third quarter of 1998. Excluding the effect of the $10.5 million nonrecurring charge in 1998, the year-to-date operating income from continuing operations increased $14.1 million or 38.6% in 1999 over the same period of 1998.

INTEREST INCOME

Interest income increased during the three months ended September 30, 1999 as compared to the same period of 1998 due to positive cash flow from operations. Interest income increased during the nine months ended September 30, 1999 as compared to the same period of 1998 due to positive cash flow from operations and the additional invested cash balances generated from the $55 million of proceeds from the sale of the Company's Nutritional Business on April 30, 1998.

INCOME TAXES

The provisions for income taxes for the three month and nine month periods ended September 30, 1999 are based on estimated effective annual income tax rates of approximately 39.0%. For the three month period ended September 30, 1998, the estimated effective income tax rate approximated 39.0%. For the nine month period ended September 30, 1998, the provision for income taxes reflected the nondeductibility of the $10.5 million nonrecurring charge. Excluding the effect of the nonrecurring charge in 1998, the estimated effective income tax rate approximates 39.0%.

INCOME FROM CONTINUING OPERATIONS

Income from continuing operations for the third quarter of 1999 increased $3.9 million to $12.5 million. For the nine months ended September 30, 1999, income from continuing operations increased $9.5 million to $33.9 million, excluding the effect of the nonrecurring charge in 1998.

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

EARNINGS PER SHARE

Diluted earnings per share from continuing operations totaled $.28 and $.76 for the quarter and nine months ended September 30, 1999 as compared to $.20 and $.56 for the same periods of 1998, excluding the $10.5 million after-tax nonrecurring charge. The earnings per share increases represent net income growth computed on relatively flat average shares outstanding.

BALANCE SHEET INFORMATION

The Company's current ratio increased from 13.1:1 at December 31, 1998 to 13.2:1 at September 30, 1999 and working capital increased to $175.1 million at September 30, 1999 from $142.3 million at December 31, 1998. The majority of the increase in working capital results from the increase in cash generated from positive operating cash flow.

LIQUIDITY AND CAPITAL RESOURCES

Since inception the Company has financed its operations primarily through cash flow from operations, public and private sales of equity securities and borrowings under revolving credit facilities. At September 30, 1999 and December 31, 1998, the Company had cash and cash equivalents of $161.6 million and $122.7 million, respectively, and no outstanding financing debt. The Company believes that available resources and anticipated cash flows from operations are adequate to meet currently anticipated operating needs and to fund future acquisitions. While the Company does not maintain current lines of credit, it believes it has sufficient borrowing capacity in the event that acquisition opportunities cannot be funded from existing resources.

Total assets increased $34.3 million to $283.1 million at September 30, 1999 from $248.8 million at December 31, 1998 primarily due to the increase in cash discussed above. Total liabilities increased $2.6 million to $18.7 million at September 30, 1999 from $16.1 million at December 31, 1998 primarily due to increases in accrued research and development expenses, accrued license fees and income taxes payable.

Accounts receivable decreased to $11.0 million at September 30, 1999 from $19.1 million at December 31, 1998 due to higher sales levels in the month of December 1998 vs. the month of September 1999, and due to the Company's concentrated effort on improving collections. In days outstanding, accounts receivable decreased from 60 days at December 31, 1998 to 44 days at September 30, 1999. Inventories increased to $11.6 million at September 30, 1999 compared to $7.5 million at December 31, 1998 due to planned quantity build-ups in order to meet sales growth demand.

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

Specifically, the Plan addresses Year 2000 issues in the following areas:

     Information Technology Infrastructure

     The Company has completed the replacement of its software and systems in the normal course of business. The financial system has been replaced with an Enterprise Reporting System that the developer states is Year 2000 compliant. Assessment of all other hardware and software as well as remediation and testing has been completed.

     Business Infrastructure

     The Company's review in this area includes such things as security, utilities, environmental control systems, telephones, facsimile machines, manufacturing, laboratory and shipping equipment. Efforts in this area, including compliance validation with vendors, remediation and testing, are substantially completed.

     External Interfaces

     This area of review includes all Company interfaces with external service agencies such as purchased information sources, payroll processing, benefits processing, insurance and investments, health claims and banking. The Company is substantially complete with its efforts to secure third party compliance statements in assessing the compliance status of its external interfaces.

     Supplier and Customer Readiness

     The Company is highly dependent on internal and third-party computer systems to process its daily transactions. The Company has commenced efforts to determine the extent to which it may be impacted by Year 2000 issues of third parties, including suppliers, and customers. Written assurances in the affirmative have been received from the Company's key customers and suppliers as to their readiness to deal with any Year 2000 issues. To date, the Company is not aware of any non-Year 2000 compliant third-party customers or suppliers that would materially impact the Company's results of operations, liquidity, or capital resources.

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

     Contingency Plan

     Contingency plans for the Company have been developed to minimize business risks in case of local and/or regional Year 2000-related failures. The Company has developed contingency plans for each of its manufacturing and distribution facilities as well as the corporate operation.

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

                                       JONES PHARMA INCORPORATED



Date:  November 8, 1999                By:/s/ Dennis M. Jones
     ----------------------------         --------------------------------------
                                          Dennis M. Jones, President




Date:    November 8, 1999              By:/s/ Judith A. Jones
     ----------------------------         --------------------------------------
                                          Judith A. Jones
                                          Executive Vice President and Principal
                                          Financial and Accounting Officer