Form 10-K405
period 1999-12-31
JONES PHARMA INC
filed 2000-03-17
CIK 793613

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 1999
                                       OR
|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________.

Commission File No. 0-15098

                            JONES PHARMA INCORPORATED
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                      DELAWARE                               43-1229854
---------------------------------------------------   --------------------------
  (State or other jurisdiction of incorporation or       (I.R.S. Employer
   organization)                                          Identification No.)

        1945 CRAIG ROAD, ST. LOUIS, MISSOURI                    63146
---------------------------------------------------   --------------------------
   (Address of principal executive office)                    (Zip Code)

Registrant's telephone number, including area code: (314) 576-6100

Securities registered pursuant to Section 12(b) of the Act:

      Title of each class               Name of exchange on which registered

             NONE
------------------------------     ---------------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                     COMMON STOCK, $.04 PAR VALUE PER SHARE
--------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of March 1, 2000, was approximately $2.6 billion.

Number of shares outstanding of registrant's Common Stock as of March 1, 2000:
65,429,778.

Documents incorporated by reference:  NONE.

INTRODUCTORY NOTES

Unless the context otherwise requires, the term "the Company" and the words "we," "us," and "our" refer to JONES PHARMA INCORPORATED and its subsidiaries. Thrombin-JMI(R), Levoxyl(R), Tapazole(R), Triostat(R), Cytomel(R), Brevital(R)Sodium, Soloxine(R), Liqui-Char(R), Therevac(R) and Derma-Scrub(R) are trademarks owned by or under license to the Company. All other trademarks and registered trademarks used in this Form 10-K are the property of their respective owner. All share data and historical financial information appearing in this report have been restated for all prior periods to reflect a three for two split of the Company's Common Stock effective August 6, 1999, and a second three for two split of the Company's Common Stock effective March 1, 2000. Product and product line net sales and related percentages discussed in Item 1 reflect the reclassification of certain items.

The following discussion contains forward-looking statements that involve risks and uncertainties. Certain of these risks and uncertainties are discussed below in Item 1 as they relate to the Company's existing operations and strategies and in Item 7 as they relate to the Company's results of operations and financial condition. Words such as "intends," "expects," "anticipates," "believes" and "may" are generally used to identify such forward-looking statements. The Company's actual results in future periods may differ significantly from the results discussed in or anticipated by such forward-looking statements.




                                     PART I

ITEM 1.           BUSINESS

We manufacture and market specialty pharmaceutical products in the United States under our own trademarks and tradenames. Since our founding in 1981, we have acquired domestic rights to specialty or niche pharmaceuticals such as prescription treatments for thyroid disorders and critical care treatments involving hemostasis and anesthesia.


BUSINESS STRATEGY

Our business strategy is

- to generate internal growth through the targeted promotion of our portfolio of niche pharmaceutical products; and

- to acquire additional specialty pharmaceutical product lines or operations that complement or expand the marketing or distribution of our existing product lines.

Our current product lines have been acquired through a series of acquisitions that have complemented or expanded our existing lines of business. As our business has grown, we have sold or discontinued certain product lines or operations which no longer fit our strategic criteria or objectives. This permits us to concentrate our efforts on higher margin products and on products which we believe have continued growth potential.

We intend to continue to build upon existing marketing and sales capabilities to increase unit volume and market share for our products and to maintain or increase net selling prices as market conditions allow. We also intend to evaluate and pursue additional strategic acquisitions of pharmaceutical products or business operations which we believe have growth potential.

The key elements of our business strategy include:

- leveraging established pharmaceutical marketing and sales efforts. We seek to maximize productivity of our sales force through the targeted marketing of promotion-sensitive, niche pharmaceutical products. We employ evolving marketing approaches to maximize the productivity of our sales force. Our marketing efforts focus on physicians and other health care providers, retail pharmaceutical chains and managed-care operations such as health maintenance organizations ("HMOs"), preferred provider organizations ("PPOs") and pharmacy benefit managers ("PBMs").

- maintaining high gross and operating margins. By focusing our marketing efforts on a limited number of high margin products, we have achieved significant increases in both sales and margins. These marketing initiatives have permitted us to increase unit pricing while maintaining or expanding market share. We also endeavor to control manufacturing, selling and overhead costs.

- acquiring and building market share in other specialty pharmaceuticals. We will continue to seek the rights to products that we believe can benefit from focused marketing efforts. We will also pursue the possible acquisition of pharmaceutical operations which we believe can benefit from our marketing strategies. Such operations may relate to the development of new pharmaceuticals or the development of currently available products in new dosage forms or for use in the treatment of new therapeutic indications.

Our pursuit of these strategies involves risks and may also present conflicts between short-term and long-term objectives. These risks and conflicts include the following:

- The marketing and sale of pharmaceuticals is intensely competitive and highly regulated. The demand for pharmaceutical products can be affected by the introduction of new pharmaceutical treatments, by the marketing of generic alternatives and by regulatory initiatives.

- Increased profit margins, particularly those arising from increasing unit pricing,

                  ~    may adversely affect unit volume and market share,

                  ~    may attract competition from generic formulations,

                  ~ may adversely affect the availability of additional under-marketed product lines at prices we deem reasonable and attractive, and

                  ~ may result in governmental or other pressures to restrict or limit price increases.

- The acquisition or introduction of new product lines or operations may adversely affect margins, even if incrementally benefiting both total revenues and total earnings. The acquisition of operations engaged in development activities may increase overhead costs since we have not historically engaged in significant research and development activities.

We provide additional information concerning certain of these and other risks under the captions "Competition," "Principal Suppliers" and "Government Regulation" elsewhere in this report.

PRODUCTS

The Company's principal pharmaceutical product groups, each of which contributed more than 10% of revenues during 1998 or 1999, are:

-        levothyroxine synthetic T4 thyroid products;
-        liothyronine synthetic T3 thyroid products;
-        methimazole anti-thyroid products;
-        thrombin hemostatic products; and
-        methohexital anesthetic products.

The following charts reflect the relative sales contributions of these product groups to sales during 1998 and 1999 (in thousands of dollars).

                                        1998                     1999
                                        ----                     ----
               Levothyroxine           $ 30,266     29.3%       $ 37,536     28.3%
               Liothyronine            $  8,551      8.3%       $ 13,582     10.3%
               Methimazole             $ 24,127     23.3%       $ 26,507     20.0%
               Thrombin                $ 17,252     16.7%       $ 33,663     25.4%
               Methohexital            $ 10,876     10.5%       $ 10,228      7.7%
               Other                   $ 12,342     11.9%       $ 11,028      8.3%
                                      ---------     -----       --------     -----
                        Total          $103,414     100.0%      $132,544    100.0%
                                       ========    ======       ========    ======

         Levothyroxine synthetic T4 thyroid products. Levothyroxine pharmaceutical products are synthetic hormones used to supplement or enhance tetraiodothyronine or T4 levels produced by underactive thyroid glands. Our primary branded product is Levoxyl, an orally administered product containing levothyroxine sodium. The Food and Drug Administration requires, effective August 14, 2000, that Levoxyl and all other oral levothyroxine sodium pharmaceuticals file and receive approval of "new drug applications." We provide additional information regarding the new drug application approval process for Levoxyl under the caption "Government Regulation." Sales of Levoxyl represented $32.8 million or approximately 24.7% of our 1999 sales. We also market Soloxine, a levothyroxine formulation for use by veterinarians in the treatment of thyroid problems in companion animals.

         Liothyronine synthetic T3 thyroid products. Liothyronine products are synthetic forms of a naturally occurring hormone called triiodothyronine or T3. These products are primarily used to treat thyroid hormone deficiencies, replacing or supplementing patients' natural thyroid hormone levels. Our branded products are Cytomel (tablet form) and Triostat (injectible form) which we market as treatments for acute thyroid disorders.

         Methimazole anti-thyroid products. Methimazole products are used in the treatment of hyperthyroidism. These products inhibit or suppress the synthesis and production of natural thyroid hormones and act as agents to reduce the size of a goiter (an abnormal growth resulting from over activity of the thyroid gland). Our products are marketed and sold under the name Tapazole. These products are used by physicians to treat humans and by veterinarians to treat companion animals.

         Thrombin hemostatic products. Our thrombin products are hemostatic agents which are used during invasive surgical procedures to promote rapid clotting, control blood loss and maintain visibility of the surgical site. These products are derived from bovine blood and are used as a topical application. We also supply thrombin products to other pharmaceutical companies as a branded product and for use in combination with collagen and cellulose fibrin sealants.

         Methohexital anesthetic products. Methohexital is a general anesthetic agent administered intravenously. Our branded product is Brevital Sodium which addresses both the short-term and long-term anesthesia markets because of its rapid onset of action and quick recovery time. Brevital is used alone and in combination with other anesthetics. Its rapid onset of action makes it a useful induction agent prior to the administration of other agents to maintain the anesthesia.

         Other products.  Our other products include:

       - Liqui-Char, a toxin antidote;

       - Therevac, a mini-enema for rehabilitation therapy;

       - Derma-Scrub, a line of anti-microbial soaps and lotions;

       - Tussigon, a pain manager for companion animals and a treatment for kennel cough; and

       - Pancrezyme, a companion animal digestive aid.


MARKETING AND SALES

Although consumers obtain our products from pharmacies, hospitals and health care providers, the Company's sales are primarily made to wholesale drug distributors such as McKesson HBOC, Inc., Bergen Brunswig Corp. and Cardinal Health, Inc., and to warehousing retail pharmacy chains such as Walgreens and Wal-Mart. The following chart reflects the sales to customer categories in 1999 and shows which of our customers accounted for 10% or more of our 1999 sales:

                ------------------------------- -------------------
                      CUSTOMER/CATEGORY          % OF 1999 SALES
                ------------------------------- -------------------
                McKesson HBOC, Inc.                    19%
                ------------------------------- -------------------
                Bergen Brunswig Corp.                  18%
                ------------------------------- -------------------
                Cardinal Health, Inc.                  16%
                ------------------------------- -------------------
                Other Wholesalers                      25%
                ------------------------------- -------------------
                Pharmacies                             15%
                ------------------------------- -------------------
                Other                                   7%
                ------------------------------- -------------------

We market and promote our products primarily through our unified field sales force of 115 employees who call upon office and hospital based physicians and other health care providers. The structure of our sales force permits the field sales personnel to focus on all of our key products that are currently subject to competition as well as focus on the expansion of distribution channels. Prior to 1999, we divided our sales force to concentrate on hospital pharmacies with respect to critical care products such as Thrombin-JMI and Brevital and on prescribing physicians with respect to endocrine products.

The activities of our field sales force are assisted by an internal marketing staff providing administration and support, including customer service functions. Our management and marketing staff negotiate contracts with managed care organizations such as HMOs, PPOs and PBMs and with hospital buying groups. We also attend major medical conventions and symposia and utilize advertising in trade publications.

Marketing activity for endocrine pharmaceuticals focuses on physicians prescribing our products, on retail pharmacies filling prescriptions for our products and on administrators of HMOs, PPOs and PBMs who establish formularies of approved and preferred pharmaceutical products. Due to the emerging predominance of HMOs, PPOs and PBMs in the provision of managed or insured health care, we have entered into contracts with managed care organizations. These contracts provide incentive rebates tied to increased usage of our products.

Marketing activities for critical care pharmaceuticals focus on major hospitals and hospital buying groups which, in the aggregate, manage and contract for a majority of the purchasing of pharmaceuticals for private sector hospitals through bid and contract agreements. During 1999, we renegotiated the product pricing under these arrangements to reduce discounts in the form of chargebacks. As a result of this change, our sales of these products during 1999 reflected higher net unit pricing.

We provide various rebates and discounts for our levothyroxine products and selected other products. In 1999 we continued to discount levothyroxine to major national accounts and various indirect accounts. In addition, we negotiated incentive-based rebates with certain customers making them eligible for rebates if they attain and maintain certain market share levels.

Rebates and discounts are reflected in reported net sales. Under certain of our contracts with hospitals, buying groups and pharmacies, we pay fees to these customers to offset their administrative expenses in connection with the contracts. These fees are accounted for as a selling expense. In addition to selling efforts based upon the merits, characteristics and pricing of our products, we provide physicians with sample product packages for trial use by patients and to aid in establishing dosage levels prior to the time at which prescriptions are written. The cost of sampled products, including related packaging and recordkeeping expense, is also accounted for as a selling expense.


COMPETITION

The marketing and sale of pharmaceuticals is highly competitive. Many of our competitors are large well-known pharmaceutical companies which have considerably greater financial, sales, marketing and technical resources than the Company. In addition, many of our present and potential competitors have research and development capabilities that may allow such competitors to develop new or improved products that may compete with our product lines.

Although our products are marketed under our own trademarks and tradenames, our products do not enjoy patent protection. As a result, many of our key products face potential competition from generic formulations.

The pharmaceutical industry is characterized by rapid product development and technological change. Our pharmaceutical products could be rendered obsolete or uneconomical by any of the following actions by any of our present and potential competitors:

- development of new pharmaceuticals to treat the conditions addressed by our products;

-    technological advances affecting the cost of production; and

-    marketing or pricing action affecting sales prices or gross margins.

The foregoing competitive factors constitute a risk to our business and can materially and adversely affect the results of our operations, the viability of our business strategy and our financial condition. A discussion of these competitive factors as they relate to our principal products follows:

         Levothyroxine. The U.S. wholesale domestic market for levothyroxine is estimated at $450 million annually and is dominated by Synthroid(R) which is manufactured by Knoll Pharmaceutical Company, a subsidiary of BASF Pharma. We believe that Levoxyl is the second most widely prescribed brand of levothyroxine in the U.S. There are also three generic manufacturers of levothyroxine products currently in the U.S. Although prescription costs remain lower for treatments using Levoxyl rather than Synthroid(R), Synthroid(R) has been manufactured and marketed by Knoll for approximately 50 years and enjoys an established historical base of familiarity. While the dollar volume of our sales of Levoxyl indicates a market share below 10%, independent data relating to outstanding prescriptions indicates a 17.7% growth in the number of new prescriptions for Levoxyl and a 24.5% growth in the number of active prescriptions for Levoxyl in 1999 as compared to 1998. We believe, based upon such data, that our share of the market based upon the number of active prescriptions grew to approximately 27% during 1999.

         Liothyronine. While both Triostat and Cytomel are subject to potential competition from generic forms of T3, we are not aware of any current domestic generic forms of liothyronine in either injectible form or tablet form. We believe that due to the fact that the market for liothyronine is small, the manufacture and sale of generic forms of this compound are not economically attractive to potential competitors. If such generic formulations were approved for marketing and sale in the U.S., this could lead to a decrease in the price that customers would be willing to pay for our branded products.

         Methimazole. At the present time there are no generic alternatives to Tapazole although the product faces competition from propylthiouricyl, a product marketed by a number of independent generic pharmaceutical companies.

         Thrombin. The market for topical hemostats includes fibrin sealants made from collagen and cellulose in addition to thrombin products. Based upon published information, we estimate that the total market for topical hemostats was approximately $135 million in 1999 and that thrombin products held a 29% share of this $135 million market. Our manufacturing facility in Middleton, Wisconsin is the sole FDA licensed domestic producer of therapeutic thrombin products. Our Thrombin-JMI products account for approximately 88% of the thrombin product sub-market.

         Brevital Sodium. Brevital Sodium faces competition in the intravenous anesthetic market from other intravenous anesthetic products.


PRODUCT SOURCES AND MANUFACTURING

We manufacture our products for our own account and for others. We also acquire certain of our products from third party manufacturers. The percentage of products manufactured by us or by others is subject to variance from year to year based not only on the relative mix of our existing product lines, but also as a result of acquisition and disposition activity. The following chart reflects the relative mix of products manufactured by us and others during 1999, based on contribution to our net sales revenue:


                                                         1999
                                                         ----
                   By us for our account                60.8%
                   By us for others                      1.2%
                   By others for us                     38.0%

         Products Manufactured by the Company. Our principal manufacturing operations are conducted in St. Petersburg, Florida and in Middleton, Wisconsin.

         - St. Petersburg Facility. This facility processes raw materials purchased from outside sources to produce final products in compressed tablet form. The most significant product manufactured at this facility is Levoxyl which is produced within the guidelines of FDA regulations pertaining to prescription drugs. We are nearing completion of an $8.5 million project at this facility to remodel and expand capacity through production efficiencies. The project was undertaken in connection with the required new drug application for Levoxyl discussed under the caption "Government Regulation."

         - Middleton Facility. This facility is licensed for the production of thrombin, USP products. This facility produces Thrombin-JMI and also acts as the licensed manufacturer of Thrombogen(R), a line of proprietary thrombin products manufactured under a distribution and development agreement for Ethicon, a subsidiary of Johnson & Johnson. The agreement with Ethicon expires in October 2000. In 1999, sales of thrombin products to Ethicon approximated $1.6 million; sales to Ethicon in 2000 are expected to be approximately $6.6 million, reflecting the end of the supply arrangement.

         Products Manufactured by Others. We rely on third-party manufacturers to produce certain of our products. Our product line acquisitions generally include on-going manufacture and supply arrangements with the former owner or manufacturer of the acquired product. Reliance on such third-party manufacturing involves risks. There is no assurance that we will be able to obtain adequate supplies of products manufactured by others in a timely fashion, or at all. Such an interruption would have a material adverse effect on our business, financial condition and results of operations.

We also face the risk that, upon expiration of the term of any third-party manufacturing agreement, we may not be able to renew or extend the agreement with the third-party manufacturer, obtain an alternative manufacturing source from other third parties or develop internal manufacturing capabilities on commercially viable terms, if at all. Transfer of manufacturing of pharmaceutical products generally requires FDA or other regulatory change-in-site approvals. Cessation or interruption of manufacture may mean that we are unable to continue to market products as planned and that we could be required to abandon or divest a product line on materially adverse terms.

The most significant products currently manufactured by third parties for us include Tapazole, Brevital, Cytomel and Triostat.

         - Tapazole and Brevital. These products are manufactured for us by Eli Lilly & Company from whom they were acquired. As a result of each of these acquisitions, we obtained a perpetual, exclusive license to market and distribute the acquired product in the U.S. and entered into long-term manufacturing agreements with Lilly for supply of each of these products. These manufacturing agreements may be terminated by Lilly only after giving us at least five years notice. In the event of such termination, Lilly has agreed to use reasonable efforts to assist us in obtaining all the necessary licenses and approvals to enable us or an alternative manufacturer to manufacture either product.

         - Triostat. Triostat is currently manufactured for us by SB Pharmco, an affiliate of SmithKline, pending transfer of manufacture to a successor. We have selected a new third-party manufacturer as a successor to SB Pharmco and have negotiated satisfactory terms for future supply of our needs. We anticipate that contract arrangements with this manufacturer will be finalized by July 2000, concurrently with anticipated receipt of site change approval from the FDA. We intend to acquire and maintain adequate inventory from SB Pharmco to cover product needs through the transition from SB Pharmco to this new manufacturer. We anticipate that SB Pharmco will continue to manufacture
              Triostat for a limited period in the event of unanticipated delays in the FDA site change approved process. The failure to successfully complete this alternative manufacturing arrangement in a timely manner, however, could have a material adverse effect on our business, financial condition and results of operation.

-             Cytomel. Cytomel is manufactured for us by Schering Canada, Inc.
              under rights and obligations which were respectively assigned to, and assumed by, us in connection with the acquisition of Cytomel from SmithKline. Schering's obligation to continue to manufacture Cytomel for us expires in December 2000. We are currently negotiating with Schering to extend the manufacture of Cytomel for us beyond December 2000. The failure to negotiate such an extension, however, could have a material adverse effect on our business, financial condition and results of operation.


PRINCIPAL SUPPLIERS

The raw materials for most of our products (whether they are manufactured by us or by third-parties) are available from a single source primarily as the result of a lack of quality raw materials from other sources, barriers to new entrants arising from significant manufacturing and processing start-up costs, and various regulatory approval processes which apply to many raw materials used in the manufacture of pharmaceuticals. Disruptions in the supply of the raw materials necessary to manufacture our products, including disruptions in supplies of any of our products manufactured by others due to a third-party manufacturer's inability to procure raw materials, would have a material adverse effect on our business, financial condition and results of operations.

Although we have not experienced any significant shortages in supplies of raw materials used in our manufacture of product, we have experienced temporary product shortages with respect to the supply of finished goods from third-party manufacturers. Generally such shortages do not affect marketing activity or the availability of product to pharmacies or consumers because of inventory levels maintained by pharmaceutical distributors. Such shortages may, however, impact the Company's sales revenue and unit volume.

The most recent such occurrence was in the second quarter of 1998 and related to an approximate $700,000 backorder of Brevital. This product shortage resulted from increased demand for Brevital that Lilly was unable to supply due to production and delivery delays. The Brevital backorders at June 30, 1998 were filled during the third quarter of 1998.

We have been advised by Lilly that delays in obtaining release of key raw materials from one of its suppliers may affect deliveries of Brevital to us during the second quarter of 2000. As a result, we expect to experience shortages in some Brevital dosages from time to time during the second quarter. Lilly received delivery of the needed raw materials in March 2000. We currently expect that any resulting shortages will be cured prior to the end of the second quarter. Deliveries of raw material to Lilly in March appear sufficient to provide product availability for Brevital through 2001. Lilly has indicated that it is qualifying an alternative supplier for the raw material needed to produce Brevital.

Although Lilly continues to manufacture and distribute Brevital and Tapazole for its own account in connection with foreign markets, there can be no assurance that Lilly will continue to meet FDA or product specification standards for Brevital or Tapazole or that our demands for these products can be met in a consistent and timely manner. Lilly is the sole manufacturer of Brevital and Tapazole and any alternative manufacturer would require regulatory change-in-site qualification to manufacture these products. In the event of any interruption in the supply of Brevital or Tapazole from Lilly due to regulatory or other causes, there can be no assurance that we could make alternative manufacturing arrangements on a timely basis, if at all. Unavailability of the Company's products to end-users could materially and adversely affect the future market for such products.


TRADEMARKS

Our products are sold under a variety of trademarks. We believe that we have valid proprietary interests in all currently used trademarks, although only certain of the trademarks are registered with the U.S. government. Our licenses from Lilly for the Brevital and Tapazole trademarks are limited to the U.S.


GOVERNMENT REGULATION

The manufacturing, processing, formulation, packaging, labeling, storage, promotion, distribution and advertising of our products are subject to extensive regulation by one or more federal agencies as well as various agencies of the states and localities in which our products are sold. The list of federal agencies having regulatory power over our products include:

        -     the Food and Drug Administration ("FDA")
        -     the Drug Enforcement Administration ("DEA")
        -     the Environmental Protection Agency ("EPA")
        -     the Federal Trade Commission ("FTC")
        -     the Occupational Safety and Health Administration ("OSHA")
        -     the Department of Agriculture ("USDA")
        -     the Consumer Product Safety Commission ("CPSC")
        -     the United States Customs Service

All pharmaceutical products must be manufactured, packaged and labeled in accordance with FDA approvals and in conformity with current good manufacturing practices ("CGMP"). In order to ensure compliance with federal and state regulations and with CGMP, all manufacturers, including the Company, are subject to periodic inspections by the FDA and by state agencies. In addition, pharmaceutical products must be distributed, sampled and promoted in accordance with both FDA and state regulatory requirements. We believe that we are in material compliance of both FDA and state regulations and that our products are in material compliance with CGMP.

The FDA has extensive enforcement powers over the activities of pharmaceutical manufacturers, including authority to seize and prohibit the sale of unapproved or non-complying products, and to halt manufacturing operations that are not in compliance with CGMP. Both the FDA and DEA may impose civil penalties and seek criminal penalties arising from non-compliance with applicable regulations. Any restriction or prohibition applicable to sales of our products could materially adversely affect our business, financial condition, and results of operations.

The primary statutes and regulations with which we must comply as a result of the products we manufacture and market are

     -  New drug application approval
     -  Controlled Substances Act
     -  Modernization Act of 1997
     -  Prescription Drug Marketing Act

         New Drug Application Approval. Generally, new pharmaceutical products must be approved by the FDA through review of new drug applications, or "NDAs," before they may be marketed. An exception to the NDA process exists for certain prescription pharmaceuticals which do not require new drug applications because these pharmaceuticals are deemed to have "grandfather status" under 1938 legislation, pursuant to Drug Effectiveness Study Implementation or under 1962 legislation, as well as for other reasons. Furthermore, the FDA has the authority to revoke existing approved NDAs or to review the status of currently exempt pharmaceuticals. In these situations, the FDA requires that such pharmaceutical products receive approval through the NDA process if new information reveals that they are not safe and effective.

The FDA announced on August 14, 1997, that orally administered drug products containing levothyroxine sodium such as Levoxyl and Synthroid(R) would no longer have "grandfather status" and would be reclassified as new drugs. The FDA provided manufacturers with a three year period to submit and obtain NDA approvals. In light of a new draft guidance policy issued by the FDA in 1999 pertaining to NDA requirements for levothyroxine sodium products, we, along with other levothyroxine sodium manufacturers, challenged the FDA requesting that the August 14, 2000 approval date be extended. At this time we have no indication that the FDA will extend the approval date and we intend to comply with the August 14, 2000 date. We have dedicated significant resources to the NDA process for Levoxyl and to improvements to our St. Petersburg facility necessitated by the NDA process. In 1999 we expended approximately $1.5 million in connection with the NDA process and improvements to our St. Petersburg facility. We expect to incur approximately an additional $7 million in 2000 to complete this Levoxyl NDA related project and to expand manufacturing capacity.

         Controlled Substances Act. We manufacture and sell pharmaceutical products which are "controlled substances" as defined in the Controlled Substances Act. As a result, we must comply with the regulatory guidelines for this class of pharmaceuticals, including security and recordkeeping requirements which are administered and audited by the DEA.

         Modernization Act of 1997. We utilize advertising pieces in our marketing and sales promotions that are subject to FDA and FTC regulations. The FDA, under the Modernization Act of 1997, promulgated regulations which address the utilization of peer-reviewed scientific studies covering non-approved, or "off-labeled," indications. The Washington Legal Foundation brought legal action challenging the constitutionality of these regulations on the premise that they limit pharmaceutical companies' rights under the First Amendment of the U.S. Constitution (namely, freedom of speech). Although the Washington Legal Foundation was successful in its action at the trial court level, in February 2000, the FDA was successful in their appeal of the trial court's decision and the Modernization Act became law.

Prior to the Modernization Act becoming law, the marketing of pharmaceutical products for "off-labeled" indications by manufacturers, not only directly through their own marketing efforts but also indirectly through the prescribing habits of physicians, was an important marketing tool available to pharmaceutical companies. The Modernization Act limits our potential for marketing our key products for "off-labeled" indications at this time. We anticipate that the change in the regulations will not have a material impact on our marketing and sales efforts as the effects of this change will be borne by the entire pharmaceutical industry. In order to comply with these regulation changes, we have taken appropriate action to comply with the Modernization Act on a prospective basis, and also to restrict the dissemination of reprints of our prior advertising referencing "off-labeled" indications.

In January 2000, we received a Warning Letter from the FDA challenging the use of terminology in an advertisement for our product Levoxyl that appeared in an endocrinology meeting pamphlet. Although we disagree with the FDA on its limited interpretation of our use of the word "interchangeable" in the context of the advertisement, we have chosen to comply with terms of the Warning Letter which include the discontinuance of the use of such advertisement materials and the sending of a letter disclaiming the "interchangeable" language. At this time we have no reason to believe that the FDA will take any further action, however, we have not received final correspondence from the FDA on this matter.

         Prescription Drug Marketing Act. The sampling of products to prescribing physicians is subject to the Prescription Drug Marketing Act ("PDMA") which permits regulation of such activities at both the federal and state levels. Under PDMA, states are permitted to require registration of manufacturers and distributors and, in addition, they are permitted to require registration of those who provide sample pharmaceuticals even if such manufacturers or distributors have no place of business within the state. States are also permitted to adopt regulations limiting the distribution of sample products to licensed practitioners. PDMA imposes extensive recordkeeping and reporting requirements on pharmaceutical companies, including us, to prevent the sale of sampled pharmaceutical products or other diversion from their intended use.


ENVIRONMENTAL STANDARDS

We use certain hazardous substances in our manufacturing processes. Such substances require special handling and disposal as dictated by the EPA. We believe that our manufacturing operations are in compliance with environmental protection and other related government regulations.


EMPLOYEES

As of March 1, 2000, we had 381 full-time employees: 125 in sales and marketing, 46 in finance and administration, 71 in quality assurance, 121 in manufacturing, and 18 in distribution.

We believe that our relationship with our employees is good. Approximately 60% of our employees participate in ownership of the Company, either directly or through participation in our employee stock option programs.


ITEM 2.           PROPERTIES
-------           ----------
         -------------------------------- -------------------------------------------------------------------

              LOCATION OF FACILITY                      DESCRIPTION OF FACILITY AND OPERATIONS
              --------------------                      --------------------------------------
         -------------------------------- -------------------------------------------------------------------
               St. Louis, Missouri        -    150,000 square foot facility on a 15 acre site.
                                          -    Distribution   operations,   including   warehousing  and
                                               shipping, for our branded products.
                                          -    24,000 square feet of office space for our corporate
                                               headquarters.  This space houses our administration, sales and marketing operations and certain laboratory and quality
                                               assurance operations.
                                          -    Liquid   products,    including    Liqui-Char   and   the
                                               Derma-Scrub  line,  are  manufactured  and  packaged  at this facility.
         -------------------------------- -------------------------------------------------------------------
             St. Petersburg, Florida      -    42,000 square foot facility.
                                          -    We   manufacture,   package,   warehouse  and  distribute
                                               pharmaceuticals   at  this  facility,   including   primarily
                                               Levoxyl.
                                          -    As the result of recent  renovations and  consolidations,
                                               this facility consists of four buildings.
         -------------------------------- -------------------------------------------------------------------
              Middleton, Wisconsin        -    40,000 square foot, eight acre FDA-licensed  sterile fill
                                               facility.
                                          -    Manufacturing site for our thrombin products.
         -------------------------------- -------------------------------------------------------------------
                  Canton, Ohio            -    25,000 square foot facility
                                          -    This facility  warehouses and  distributes our controlled
                                               substance products.
         -------------------------------- -------------------------------------------------------------------

ITEM 3.           LEGAL PROCEEDINGS
-------           -----------------
We are a defendant in more than two thousand five hundred multi-defendant lawsuits involving the manufacture and sale of dexfenfluramine, fenfluramine and phentermine (collectively, "Fen/Phen"). We did, following an acquisition in late 1996, act as a distributor of Obenix, a branded phentermine product. We also distributed a generic phentermine product. We believe that our phentermine products have been identified in less than one hundred of the foregoing cases. The plaintiffs in these cases claim injury as a result of ingesting a combination of these weight-loss drugs. They seek compensatory and punitive damages as well as medical care and court supervised medical monitoring. The plaintiffs claim liability based on a variety of theories including but not limited to, product liability, strict liability, negligence, breach of warranty, and misrepresentation. These suits are filed in various jurisdictions throughout the U.S. and in each of these suits, we are one of many defendants, including manufacturers and other distributors of these drugs.

We deny any liability incident to the distribution of our phentermine products and intend to pursue all defenses available to us. We have tendered defense of these lawsuits to our insurance carriers for handling and they are currently defending us in these suits. The lawsuits are in various stages. It is too early to determine what, if any, liability we will have with respect to the claims set forth in these lawsuits. In the event that our insurance coverage is inadequate to satisfy any resulting liability, we will have to resume defense of these lawsuits and be responsible for the damages, if any, that are awarded against us. We do not believe that the outcome of these lawsuits will have a material adverse effect on our business, financial condition or results of operations.

We are not presently involved in any other litigation in which we believe an adverse outcome would materially adversely affect our business, financial condition or results of operations.

Reference is made to "Item 1 - Business - Government Regulation - Modernization Act of 1997" elsewhere in this report for information concerning a Warning Letter received from the FDA concerning advertising of Levoxyl.



ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to a vote of our security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 1999.

                                     PART II

ITEM 5.           MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS

Our common stock is traded on the Nasdaq National Market under the symbol "JMED." The following table sets forth the quarterly high and low sales prices for our common stock reported by Nasdaq for the periods indicated (rounded to the nearest cent):

                                                    HIGH         LOW
                                                   -----        -----
                     1998
                              First Quarter        17.94        15.53
                              Second Quarter       16.72        12.83
                              Third Quarter        15.81        9.22
                              Fourth Quarter       16.78        11.61
                     1999
                              First Quarter        16.14        11.68
                              Second Quarter       17.58        13.63
                              Third Quarter        22.90        15.81
                              Fourth Quarter       30.83        17.66

As of March 1, 2000, there were approximately 865 stockholders of record and a total of 65,429,778 shares of our common stock outstanding. Approximately 59.9 million shares or 91.5% of the Company's outstanding common stock are held in depository accounts representing "street name" or similar nominee ownership. We believe that such shares are held for more than 18,000 non-record beneficial holders' accounts.

We paid per share cash dividends of $0.0511 in 1998 and $0.0622 in 1999.

The future declaration and payment of cash dividends is subject to the discretion of our Board of Directors and will depend upon many factors, including our earnings, financial condition and capital needs and such other factors as are deemed relevant by our Board. We anticipate that we will continue to pay a dividend each quarter; however, our Board of Directors intends to review this policy from time to time.


ITEM 6.           SELECTED FINANCIAL DATA

         The selected consolidated financial data presented below as of and for the years ended December 31, 1995, 1996, 1997, 1998 and 1999 have been derived from our consolidated financial statements included elsewhere in this report, which have been audited by Ernst & Young, LLP. This selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report as well as in conjunction with our audited consolidated financial statements and the notes thereto.

         STATEMENT OF OPERATIONS DATA:
         (In thousands of dollars except per share data)

                                                                              YEARS ENDED DECEMBER 31
                                                             --------------------------------------------------------
                                                               1995        1996        1997        1998        1999
                                                             -------     -------     -------     --------    --------
         Sales from continuing operations                    $39,937     $64,181     $88,781     $103,414    $132,544
         Cost of sales                                        14,639      20,277      25,430       23,839      25,077
                                                              ------      ------      ------       ------      ------
         Gross profit                                         25,298      43,904      63,351       79,575     107,467
         Selling, general and administrative expenses         16,426      20,166      25,271       29,141      34,365
         Nonrecurring charges(1)                                   -       5,743           -       10,500           -
                                                             -------     -------     -------     --------    --------
         Operating income from continuing operations           8,872      17,995      38,080       39,934      73,102
         Other income (expense)                                (484)       1,755       2,315        4,883       7,006
                                                             -------     -------     -------     --------    --------
         Income before taxes from continuing operations        8,388      19,750      40,395       44,817      80,108
         Provision for taxes                                   3,074       8,232      15,351       21,250      31,164
                                                             -------     -------     -------     --------    --------
         Income from continuing operations                     5,314      11,518      25,044       23,567      48,944
         Income from discontinued operations                   7,075       6,621       6,926       18,768           -
                                                             -------     -------     -------     --------    --------
         Net income                                          $12,389     $18,139     $31,970     $ 42,335    $ 48,944
                                                             =======     =======     =======     ========    ========
         Earnings per share(2)
           Basic:      From continuing operations            $  0.10     $  0.19     $  0.39     $   0.36    $   0.75
                       From discontinued operations          $  0.13     $  0.11     $  0.11     $   0.29           -
                                                             -------     -------     -------     --------    --------
                            Total                            $  0.23     $  0.30     $  0.50     $   0.65    $   0.75
                                                             =======     =======     =======     ========    ========
           Diluted:    From continuing operations            $  0.09     $  0.18     $  0.38     $   0.36    $   0.73
                       From discontinued operations          $  0.13     $  0.11     $  0.11     $   0.28           -
                                                             -------     -------     -------     --------    --------
                            Total                            $  0.22     $  0.29     $  0.49     $   0.64    $   0.73
                                                             =======     =======     =======     ========    ========
         Cash dividends declared per share                   $  0.02     $  0.03     $  0.04     $   0.05    $   0.06
                                                             =======     =======     =======     ========    ========

----------
Notes to Statement of Operations Data:

(1) The 1996 nonrecurring charge reflects nonrecurring expenses associated with the Company's acquisition of Galen Drugs of Florida, Inc. which was treated as a "pooling of interests" for financial accounting and reporting purposes. In the absence of such charges, operating income from continuing operations and income from continuing operations for 1996 would have been $23.7 million and $15.8 million, respectively, and earnings per share from continuing operations would have been $0.26 (basic) and $0.25 (diluted).

     The 1998 nonrecurring charge reflects a non-cash accounting charge related to an impairment of certain under-performing long-lived assets. Absent this charge, operating income from continuing operations and income from continuing operations for 1998 would have been $50.4 million and $34.1 million, respectively, and earnings per share from continuing operations would have been $0.82 (basic) and $0.80 (diluted).

(2) Earnings per share amounts have been presented, and where appropriate, restated to conform to FASB Statement No. 128, "Earnings Per Share" which the Company adopted in 1997.

         BALANCE SHEET DATA:
         (IN THOUSANDS OF DOLLARS EXCEPT PER SHARE DATA)

                                                                          YEARS ENDED DECEMBER 31
                                                       ---------------------------------------------------------------
                                                            1995          1996        1997         1998         1999
                                                       -------------    --------    --------     --------    ---------
         Total assets                                      $86,238      $177,233    $203,729     $248,778    $300,465
         Current assets                                    $33,337      $ 80,551    $ 84,631     $153,977    $206,810
         Current liabilities                               $14,405      $ 10,032    $  6,081     $ 11,722    $ 15,726
         Working capital                                   $18,932      $ 70,519    $ 78,550     $142,255    $191,084
         Long-term debt                                    $11,420      $    -0-    $    -0-     $    -0-    $    -0-
         Shareholders' equity                              $55,939      $161,919    $191,726     $232,670    $279,604
         Per share book value  (1)                         $  1.03      $   2.53    $   2.97     $   3.59    $   4.29
         Current ratio                                       2.3:1         8.0:1      13.9:1       13.1:1      13.2:1

----------
         Note to Balance Sheet Data:

         (1) Per share book value is computed assuming conversion of preferred stock outstanding in 1995.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results in future periods may differ significantly from the results discussed in or anticipated by such forward looking statements. Certain factors which may impact results for future periods are discussed below under the captions "Overview" and "Risks and Uncertainties." References herein to "sales" and "income" are to the Company's continuing operations unless the context otherwise requires. Sales data provided for products and product lines reflect the reclassification of certain items.

OVERVIEW

JONES PHARMA INCORPORATED manufactures and markets specialty pharmaceutical products. Our principal product lines currently consist of thyroid treatment products directed to the endocrine therapy market and thrombin products used as hemostatic agents in the critical care market.

We have achieved significant increases in sales and net income through acquisitions of pharmaceutical products and businesses to complement or expand our business and to add selected manufacturing capacity to support certain product lines. Our most recent acquisitions were of the Triostat and Cytomel synthetic thyroid product lines in June 1997. In April 1998 we sold our nutritional supplements business and discontinued contract manufacturing in order to concentrate on our pharmaceutical portfolio which carried higher gross margins and greater growth potential.

Our strategy for continued growth depends upon our ability to increase unit and dollar sales of our existing portfolio and to acquire, by purchase or exclusive license arrangements, niche-market pharmaceuticals which can be promoted through existing marketing and distribution channels.

Our marketing efforts emphasize targeted promotion of products to increase awareness and demand. Our marketing initiatives have permitted us to increase prices selectively as opportunities arise while maintaining or increasing unit market share against competitive products or treatments. Sales and income have increased from $41.2 million and $4.9 million, respectively, in 1994, to $132.5 million and $48.9 million, respectively, in 1999. These increases represent five-year compounded annual growth rates of approximately 26.3% in sales and 58.4% in income.

Sales are reported net of returns, rebates and discounts during the period in which product is shipped. Product rebates and discounts are incurred due to incentive or other contractual allowances to hospital buying groups, managed care organizations, Medicare programs and others. During 1999, we renegotiated contract pricing with such parties to reduce discounts allowed as chargebacks. We also negotiated incentive-based rebates with certain customers making them eligible for rebates if they obtain and maintain certain market share levels.

Sales are reported prior to royalties due on sales of certain products arising under product line acquisition agreements. Such royalties are recorded as a selling expense. Royalty arrangements typically extend for a fixed period from the date of the acquisition transaction and do not require minimum payments to maintain ownership or any rights to the affected products.

Our 1999 sales totaled $132.5 million. Endocrine product sales, principally consisting of Levoxyl, Triostat and Cytomel (for the treatment of hypothyroidism) and Tapazole (for the treatment of hyperthyroidism), aggregated $79.0 million or 59.6% of 1999 sales as compared to $65.1 million or 62.9% of 1998 sales. Critical care products, principally our Thrombin-JMI hemostatic product used in surgical procedures to promote clotting and our Brevital Sodium intravenous anesthetic, were $49.5 million or 37.3% of 1999 sales as compared to $34.1 million or 33.0% of 1998 sales. Our marketing efforts, particularly with respect to endocrine products and other prescription-based products, are directed to physicians and other health care providers. Sales are made primarily to wholesale distributors for resale to retail and hospital pharmacies which deliver product to consumers. During both 1999 and 1998, approximately $8.8 million of sales (including $4.8 million and $4.6 million of Soloxine endocrine products in 1999 and 1998, respectively) were made to the veterinary medical market, primarily for use in the treatment of companion animals.

The ability to continue internal growth of our existing portfolio of products depends upon the continued effectiveness of our sales force and marketing initiatives, upon the impact of competing products and treatments in the marketplace and upon general economic and policy factors affecting the delivery and pricing of health and medical services in the U.S. Our operations and growth will also be influenced by competitive factors within the pharmaceutical industry, by our reliance on third-party manufacturers and other key suppliers, and by regulatory and governmental policies affecting pharmaceuticals and the health care industry.

Levoxyl (our principal synthetic thyroid endocrine product representing approximately 24.7% of our 1999 sales) together with competing orally administered levothyroxine products have been reclassified as "new drugs" by the FDA. Under current regulations we must complete and obtain FDA approval of a new drug application ("NDA") by August 14, 2000. We expect to comply with this requirement. We anticipate that the cost of such compliance, together with related improvements in plant and new production equipment, will approximate $8.5 million. Research and development expense of approximately $1.3 million in 1999 is associated with compliance with the NDA approval process.

In pursuing our acquisition strategy, we rely to a significant degree upon the availability of product lines which we can acquire on satisfactory terms and which we believe can benefit from our marketing initiatives. In spite of recent and prospective consolidations among the major pharmaceutical companies, there is no assurance that "under-marketed" niche product lines will be identified as available in the future. Our inability to acquire the rights to additional products could materially and adversely impact our future rate of growth as our present product lines reach limits on market share and on our ability to maintain or increase profit margins. We intend to evaluate and consider the possible acquisition of product lines or operations involving pharmaceuticals in late-stage development. We believe that in the current environment such situations may present more attractive growth opportunities.

Acquisition activity involves risks and, even if ultimately producing intended results, may adversely impact near term results of our operations. Since we seek acquisitions of products which we believe have future growth potential, it is to be expected that any products or operations which we acquire will have lower gross and operating margins than our present portfolio. In addition, the acquisition of one or more late-stage development products or operations might necessitate on-going research and development activities which we have not previously conducted. The ultimate success of bringing late-stage development products to market is subject to many risks including possible uncertainties relating to the receipt or timing of necessary FDA approvals and the need to create, rather than to expand, an existing niche market.


RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the notes thereto (which have been audited by Ernst & Young LLP) contained elsewhere in this report. The following table sets forth certain data as a percentage of sales from continuing operations for the periods indicated.

                               PERCENTAGE OF SALES

                                                                YEAR ENDED DECEMBER 31,

                                                               1997       1998      1999
                                                               ----       ----      ----
         Sales from continuing operations                      100.0%     100.0%    100.0%
         Cost of sales                                          28.6       23.1      18.9
                                                               -----      -----     -----
         Gross profit                                           71.4       76.9      81.1
         Selling, general and administrative expenses           28.5       28.2      25.9
         Nonrecurring charges (1)                                  -       10.1        -
                                                               -----      -----     -----
         Operating income from continuing operations            42.9       38.6      55.2
         Other income                                            2.6        4.7       5.2
                                                               -----      -----     -----
         Income before taxes from continuing operations         45.5       43.3      60.4
         Provision for taxes                                    17.3       20.5      23.5
                                                               -----      -----     -----
         Income from continuing operations                      28.2       22.8      36.9
         Income from discontinued operations                     7.8       18.1         -
                                                               -----      -----     -----
         Net income                                             36.0%      40.9%     36.9%
                                                               =====      =====      ====

         ----------
         Note to Percentage of Sales:

         (1) The 1998 nonrecurring charge reflects a non-cash accounting charge related to an impairment of certain under-performing long-lived assets. Absent this charge, operating income from continuing operations and income from continuing operations for 1998 would have been $50.4 million and $34.1 million, respectively, and earnings per share from continuing operations would have been $0.82 (basic) and $0.80 (diluted).

Sales from Continuing Operations

         Sales for the year ended December 31, 1999, increased 28.2% to $132.5 million from $103.4 million for the year ended December 31, 1998, due primarily to increases in net pricing arising in part from renegotiation of contract pricing for Thrombin-JMI and other key products throughout 1999. In 1999, contract sales to other pharmaceutical companies represented approximately 1.2% of our sales. In

2000, such contract sales are expected to increase to approximately $6.6 million in connection with the final year of our commitment to provide thrombin product to Ethicon.

         Sales from continuing operations for the year ended December 31, 1998, increased 16.5% to $103.4 million from $88.8 million for the year ended December 31, 1997. The increase in 1998 sales resulted from increased unit volume and net revenue per unit on sales of our key products including Levoxyl, Brevital and Tapazole. Sales revenue for our branded products in 1998 increased by 23.1% from the prior year but that increase was offset by the absence of contract sales of thrombin products to Ethicon, which were approximately $4.7 million in 1997.

Gross Profit

         Gross profit during 1999 increased 35.1% or $27.9 million to $107.5 million from $79.6 million in 1998 due primarily to increases in net pricing arising in part from renegotiation of contract pricing for Thrombin-JMI and other key products throughout 1999. As a percentage of sales, margins increased to 81.1% in 1999 from 76.9% in 1998.

         Gross profit during 1998 increased 25.6% or $16.2 million to $79.6 million from $63.4 million in 1997 due to the continued sales growth of the Company's higher margin products and the lack of the lower-margin thrombin product contract sales to Ethicon. As a percentage of sales, margins increased to 76.9% in 1998 from 71.4% in 1997.

Selling, General and Administrative Expenses

         Selling expenses increased 13.7% or approximately $2.3 million to $19.1 million in 1999 from $16.8 million in 1998 due to increases in sales commissions and royalties, increased sampling of products to physicians and increases in administrative fees to hospitals, buying groups and certain other customers. As a percentage of sales, selling expenses in 1999 decreased to 14.4% as compared to 16.2% in 1998.

         Selling expenses increased 16.7% or approximately $2.4 million to $16.8 million in 1998 from $14.4 million in 1997 due to increases in sales commissions and royalties, increased sampling of products to physicians and increases in administrative fees to hospitals, hospital buying groups and certain other customers. As a percentage of sales, selling expenses in 1998 remained relatively flat at 16.2% as compared to 1997.

         General and administrative expenses increased 22.4% or approximately $1.9 million to $10.4 million in 1999 from $8.5 million in 1998 due to normal salary increases and increases in bonuses, donations and medical insurance claims. As a percentage of sales, general and administrative expenses in 1999 declined to 7.8% as compared to 8.2% in 1998.

         General and administrative expenses increased 13.8% or approximately $1.0 million to $8.5 million in 1998 from $7.5 million in 1997 due to normal salary increases and increases in bonuses, donations and medical insurance claims. As a percentage of sales, general and administrative expenses in 1998 declined to 8.2% as compared to 8.4% in 1997.

         Research and development expenses in 1999 were $1.3 million as compared to $117,000 in 1998. All research and development expenses in 1999 and 1998 related to certain non-capitalizable expenditures associated with the Levoxyl NDA and other product improvement projects. There were no research and development expenses in 1997.

         Amortization expenses associated with intangible assets and included in selling, general and administrative expenses decreased 3.5% to $3.5 million in 1999 from $3.7 million in 1998. Amortization expense relating to intangible items determined in June 1998 to be impaired and included in a $10.5 million nonrecurring charge (discussed below) was included in 1998 amortization. As a percentage of sales, amortization expense decreased from 3.5% in 1998 to 2.7% in 1999.

         Amortization expenses associated with intangible assets and included in selling, general and administrative expenses increased 8.9% to $3.7 million in 1998 from $3.4 million in 1997 due to a full year of amortization expense associated with the Cytomel and Triostat product line acquisitions in June 1997 offset by the reduction in amortization expense associated with the $10.5 million goodwill impairment write-off in 1998 discussed below. As a percentage of sales, amortization expense decreased from 3.8% in 1997 to 3.5% in 1998.

         A nonrecurring charge of $10.5 million was taken in 1998 related to an impairment of certain under-performing long-lived assets. As a result of our strategic review process of the Company's product lines and related intangible assets, we determined that a portion of the goodwill associated with certain lower-margin pharmaceutical products had been impaired.

Operating Income

         Operating income during 1999 increased 83.1% or $33.2 million to $73.1 million from $39.9 million in 1998, and increased as a percentage of sales from continuing operations to 55.2% in 1999 from 38.6% in 1998. Operating income during 1999 increased 44.9% or $22.7 million excluding the $10.5 million nonrecurring charge in 1998.

         Operating income during 1998 increased 4.9% or $1.9 million to $39.9 million from $38.1 million in 1997, and decreased as a percentage of sales to 38.6% in 1998 from 42.9% in 1997, as the result of the $10.5 million nonrecurring charge in 1998. Excluding this charge, operating income in 1998 was $50.4 million, representing a 32.3% increase over the prior year.

Other Income (Expense)

         Interest income from investing activities increased to $7.2 million in 1999 from $5.1 million in 1998. Interest income from investing activities increased to $5.1 million in 1998 from $2.6 million in 1997. Both the increase in 1999 from 1998 and the increase in 1998 from 1997 were primarily the result of higher cash balances.

         Interest expense of $215,000 in 1998 resulted from federal and state taxing authority assessments related to tax audit settlements. The Company had no outstanding debt throughout 1999 and 1998.

Income Taxes

         The provision for income taxes in 1999 decreased to 38.9% of pre-tax income compared to 47.4% of pre-tax income in 1998, primarily due to the nondeductibility of the $10.5 million nonrecurring charge in 1998. Absent the effects of the nonrecurring charge, the 1998 effective tax rate was 38.4%.

         The provision for income taxes in 1998 increased to 47.4% of pre-tax income compared to 38.0% of pre-tax income in 1997, primarily due to the nondeductibility of the $10.5 million nonrecurring charge in 1998.

Income From Continuing Operations

         Income from continuing operations increased 107.7% or $25.4 million to $48.9 million in 1999 from $23.6 million in 1998, and increased as a percentage of sales to 36.9% in 1999 from 22.8% in 1998.

         Due to the non-recurring charge in 1998, income from continuing operations decreased 5.6% or $1.4 million to $23.6 million in 1998 from $25.0 million in 1997, and decreased as a percentage of sales to 22.8% in 1998 from 28.2% in 1997.

Income From Discontinued Operations

         Income from discontinued operations in 1998 reflects an approximate $17 million gain (net of tax) from the sale of our nutritional supplements product line and contract manufacturing operations in April, 1998. In addition, income from discontinued operations includes the after-tax operating results of our nutritional supplements product line and contract manufacturing operations prior to the sale.

Net Income

         Net income increased 15.6% or $6.6 million to $48.9 million in 1999 from $42.3 million in 1998, and decreased as a percentage of sales to 36.9% in 1999 from 40.9% in 1998.

         Net income increased 32.4% or $10.4 million to $42.3 million in 1998 from $32.0 million in 1997, and increased as a percentage of sales to 40.9% in 1998 from 36.0% in 1997.

Fourth Quarter - 1998 to 1999

         Sales during the fourth quarter of 1999 increased $10.6 million, or 40.0%, to $37.2 million from $26.6 million during the fourth quarter of 1998. Income from continuing operations during the fourth quarter of 1999 increased $5.4 million, or 56.0%, to $15.0 million from $9.6 million in the fourth quarter of 1998. Net income during the fourth quarter of 1999 increased $5.4 million, or 56.0%, to $15.0 million from $9.6 million during the fourth quarter of 1998. Diluted earnings per share were $.22 in the fourth quarter of 1999 compared to $.15 per share in the fourth quarter of 1998. The 1999 increases resulted from increased sales of higher margin products and through controlling overhead costs.


FINANCIAL CONDITION

Balance Sheet Information

         Our current ratio increased slightly to 13.2:1 as of December 31, 1999 from 13.1:1 as of December 31, 1998. Financing debt as a percentage of equity was zero at both December 31, 1999 and December 31, 1998. Working capital increased to $191.1 million as of December 31, 1999 from $142.2 million as of December 31, 1998 as a result of positive cash flow generated from operating activities.

Liquidity and Capital Resources

         We believe that available resources and anticipated cash flows from operations are adequate to meet currently anticipated operating needs and to fund future acquisitions. While the Company does not maintain current lines of credit, we believe we have sufficient borrowing capacity in the event that acquisition opportunities cannot be funded from existing resources.

         At December 31, 1999 and 1998, we had cash and short term investments of $111.0 million and $122.7 million, respectively. The net cash generated from operating activities of $58.1 million in 1999, together with other available funds, was used for the purchase of marketable fixed income securities of $63.2 million, capital improvements of $4.0 million, and payment of dividends to common stockholders of $4.0 million. The marketable fixed income securities held by the Company are available for sale. The market value of such securities are subject to general conditions, including the effects of changes in prevailing interest rates. If such securities were to be sold following a period of rising interest rates, we would expect to incur losses on such investments. We do not believe that the risk associated with such possible losses is material to our financial condition although such losses, if realized, could materially and adversely affect our periodic earnings.

         Total assets increased $51.7 million to $300.5 million at December 31, 1999 from $248.8 million at December 31, 1998, and total liabilities increased $4.8 million to $20.9 million at December 31, 1999 from $16.1 million at December 31, 1998. Net intangible assets decreased $3.5 million to $62.8 million at December 31, 1999 from $66.3 million at December 31, 1998 due to scheduled amortization expense. Intangible assets as a percent of shareholders' equity decreased from 28.5% at December 31, 1998 to 22.5% at December 31, 1999.

         Inventories increased $4.1 million to $11.6 million at December 31, 1999, from $7.5 million at December 31, 1998. Accounts receivable decreased to $15.9 million at December 31, 1999 from $19.1 million at December 31, 1998 due to increased collection efforts and the lack of product shipped during the last week of December 1999 due to a scheduled plant shut-down. In days outstanding, accounts receivable decreased to 48 days at December 31, 1999 from 60 days at December 31, 1998. Net property plant and equipment increased by $817,000 to $24.5 million at December 31, 1999, from $23.7 million at December 31, 1998, primarily due to the continued expansion of our pharmaceutical manufacturing facilities during 1999. Accounts payable and accrued expenses increased from $9.9 million at December 31, 1998 to $11.3 million at December 31, 1999 as a result of an increase in trade payables due to the timing of inventory receipts and payments, an increase in accrued sales discounts and rebates, and an increase in accrued bonuses.

         The Company has experienced only moderate raw material and labor price increases in recent years. We have benefited from rapid sales growth, negating most inflationary pressures and have increased our net selling price per unit for substantially all products. Our manufacturing operations are not capital intensive and, as such, the impact of inflation on property, plant and equipment and associated depreciation expense has been minimal.


RISKS AND UNCERTAINTIES

         Our results of operations in future periods, both annually and from quarter-to-quarter, are subject to a variety of factors affecting the Company and the industries and markets in which it operates. In addition to the factors discussed above and elsewhere in this report, the following should be considered.

         Dependence upon Key Products. Our revenues and earnings are primarily attributable to a limited number of key products which currently enjoy high gross margins. During 1999, sales of our synthetic thyroid treatment products (principally Levoxyl, Tapazole, Cytomel and Triostat) and our thrombin products (principally Thrombin-JMI) represented, in the aggregate, approximately 80.4% of total sales. Any factor adversely affecting either the availability of such products, or the market or pricing for such products, would have a material adverse effect upon our business and the results of our operations. Gross margins applicable to the sale of thrombin products in 2000 will be reduced somewhat due to the pricing of sales of Thrombogen(R) of approximately $6.6 million in this concluding year of our supply commitment to Johnson & Johnson's Ethicon subsidiary. Sales of Thrombogen(R) in 1999 and 1998 were $1.6 million and $0, respectively.

         Reliance on Third-Party Manufacturers. Tapazole, Triostat, Cytomel and Brevital, which collectively represented approximately 38.0% of 1999 sales, are produced for us by third party manufacturers under agreements arising from our acquisition of these product lines. We depend upon such suppliers and they, in turn, generally depend on sole-source suppliers for key raw materials used in these products. Alternative sources of these products are not readily available and any transfer of production would be subject to FDA site-change approval. Although we believe our contracts for these products are with reliable and substantial entities, interruption in product deliveries and/or the need to enter into new agreements upon the expiration of the current term with the same or another manufacturer present the risk that the Company may not be able to obtain adequate supplies in a timely fashion or at all.

              - A shortage of raw materials necessary to the production of Brevital resulted in a disruption of supply of product to us by Eli Lilly & Company during the second quarter of 1998. As a result we were unable to fill order backlogs of approximately $700,000 at June 30, 1998. Product shipments resumed and the backlog and current orders were filled during the next quarter, however, revenues and earnings for the second quarter of 1998 were affected. We have been advised by Lilly that a shortage of raw materials for Brevital halted production during the first quarter of 2000 and, although such raw material has recently been obtained by Lilly, that we may experience some product unavailability in the coming months. We do not anticipate backlogs at March 31, 2000 and believe that any such shortages will be cured prior to June 30, 2000. In March 2000, Lilly received sufficient raw material to satisfy our anticipated requirements for Brevital for 2000 and 2001. Lilly is qualifying an alternative FDA approved source for this raw material. Lilly also produces Tapazole for us and we have not to date experienced material delays in the receipt of that product.

              - Our agreement with SB Pharmco, an affiliate of SmithKline, which produces Triostat for us, is scheduled to expire in mid-year 2000. We have selected an alternative manufacturer and have applied to the FDA for site-change approval for the manufacture of this product. We anticipate that final approval and a definitive long-term contract will be concluded prior to the scheduled expiration. We intend to acquire and maintain adequate inventory to cover anticipated product needs through the transition period and believe that SB Pharmco will continue to manufacture for us in the event of unanticipated delays in the FDA approval process.

              - Cytomel is produced for us by Schering Canada, Inc. under an amended agreement expiring in December 2000. We are currently in negotiations with Schering to enter a new agreement for continued manufacture of this product and believe that a mutually satisfactory arrangement will be concluded.

Disruption in the available supply of Tapazole, Triostat, Cytomel or Brevital, or an inability to obtain sources of supply upon the expiration of current manufacturing arrangements would be materially adverse to our business and financial condition and to the results of our operations.

Changes in manufacturing arrangements for these products, whether resulting in a new supplier or new contract terms with an existing supplier, may result in an increase in our costs of good sold. Even if prices are raised to offset some or all of such additional costs, gross margins may be adversely affected.

         Regulatory Risks. The manufacturing, processing, formulation, packaging, labeling, advertising and sampling of pharmaceutical products are subject to extensive regulation by various federal and state agencies including the FDA, the FTC, the DEA, the CPSC, the EPA and the USDA. In addition to other costs of compliance with such regulations, we are subject to possible risks arising from changes in such regulations or based upon alleged violations of regulations. Such risks could render our products unavailable to the market or unmarketable or result in product recalls. Any such development could materially and adversely affect our reputation, business, and financial condition and our results of operations.




              - As discussed in the "Overview," a pending change in the status of levothyroxine products requires that we obtain approval of Levoxyl as a "new drug." Failure to obtain such approval in a timely fashion would materially and adversely affect our business and financial condition and the results of our operations.

              - The FDA has adopted regulations under the Modernization Act of 1997 restricting the ability of pharmaceutical companies, including us, to market products for "off labeled" indications.

              - In January 2000 we received a Warning Letter from the FDA challenging terminology used in an advertisement for Levoxyl. We are in the process of complying with steps requested in the letter and do not currently anticipate that the FDA will seek to impose further sanctions.

         Product Liability Risks. In addition to government regulation, we face an inherent risk of exposure to product liability claims. Such claims might allege that the use of a product manufactured or distributed by us resulted in adverse effects for a patient or consumer. Product liability claims could materially and adversely affect our reputation, business and financial condition and the results of our operations. Such risks exist even with respect to products which are manufactured in regulated facilities or otherwise possess regulatory approval for commercial sale. These risks exist even though we have taken and continue to take what we believe are appropriate quality control and precautions in our operations.

We maintain product liability insurance in the amount of $20 million per claim and $20 million in the aggregate and excess coverage of $10 million through an "umbrella" policy. (On a prospective basis with respect to claims arising after June 30, 1999, such insurance covers legal defense costs in addition to the stated claim limits.) We believe that such insurance is reasonable in amount and scope of coverage but there is no assurance that our present coverage would be sufficient to cover potential claims or that adequate insurance coverage will be available in the future on commercially reasonable terms, if at all. In the event that our applicable insurance coverage is inadequate to satisfy any resulting liability arising from the current Fen/Phen litigation in which we are a named as a defendant, we would have to resume the defense of such lawsuits and be responsible for any resulting damages assessed against us.

         Product Pricing Constraints. Policies adopted by third-party health care payors influence the pricing of, and demand for, medical services and products. Pricing is a factor in the inclusion of branded pharmaceuticals on formularies governing use or reimbursement practices. Our ability to maintain or increase prices for products in the future depends in part on the competitive bids to governments, private insurers, and managed care organizations such as HMOs and PBMs.

         Competition. Many of our competitors have considerably greater financial, sales, marketing and technical resources than the Company. Many of our present competitors have extensive research and development capabilities that may allow such competitors to develop new or improved products that may compete with our products. Technological advances affecting the cost of production as well as marketing or pricing action by one or more of these competitors could also materially and adversely affect the Company's business, financial condition and results of operations.

         Changes in Marketing Strategies. During 1999 we implemented modifications to our marketing approach to

              - unify our field sales staff to concentrate on our endocrine product line and other products subject to competitive markets, and

              - renegotiated contract pricing agreements which provide incentive discounts and rebates.

Our current promotional emphasis could adversely affect sales levels of our critical care products which now receive less promotion. Changes in available incentive discounts and rebates may result in greater resistance to price increases. Despite these risks, we believe that the intended benefits from these strategic measures will favorably affect operating results in future periods.

         Impact of Year 2000. In prior years we discussed the nature and progress of our plans to become Year 2000 ready. As a result of our planning and implementation efforts, we experienced no significant disruptions in mission critical information technology and non-information technology systems. We believe our systems successfully responded to the Year 2000 date change. The costs associated with our Year 2000 readiness generally consisted of planned capital expenditures and budgeted internal staffing expenses. The total capital expenditures related to system upgrades and/or replacements associated with our installation of an Enterprise Reporting System approximated $1.5 million, of which $1.0 million was capitalized and $500,000 was expensed as incurred. We are not aware of any material problems resulting from Year 2000 issues, either with our products, our internal systems, or the products and services of third parties. We will continue to monitor our mission critical computer applications and those of our suppliers and vendors throughout the Year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

At December 31, 1999, we carried inventories at levels approximately 55% higher than the prior year end. This increase was primarily due to our increased sales volume, but it was also precautionary to assure continued availability of key products in the event of Year 2000 difficulties. Although certain distributors and pharmacies may also have carried higher than normal inventories of our products at year-end due in part to Year 2000 concerns, any such action does not appear at this time to have affected our sales of product to date in 2000.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not involved in activities in derivative financial instruments, other financial instruments and derivative commodity instruments and, therefore, is not exposed to any market risk associated with such financial instruments.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Reference is made to the Financial Statements contained in Part IV of this report and to the Index to Consolidated Financial Statements on page 38.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with our auditors, Ernst & Young LLP, on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

                                    PART III

ITEM 10. DIRECTORS AND OFFICERS OF THE REGISTRANT

DIRECTORS AND OFFICERS

         The following table sets forth certain information as of March 1, 2000 with respect to the directors and executive officers of the Company.


                                                         POSITION
             NAME                AGE
Dennis M. Jones (1)               61    Chairman of the Board, President, Chief Executive Officer and Director
G. Andrew Franz (2)               47    Executive Vice President, Chief Operating Officer and Director
Judith A. Jones(1)                59    Executive Vice President of Corporate Affairs, Secretary, Treasurer and
                                        Director
Michael T. Bramblett              57    Executive Vice President of Business Development and Director
David A. McLaughlin(3)            52    Senior Vice President of Operations and Director
Edward A. Chod(4)                 46    Director
Thomas F. Patton(4)(5)            51    Director
L. John Polite, Jr. (3)(5)        78    Director
J. Hord Armstrong, III(4)(5)      58    Director

----------------------------------------
Notes to Directors and Executive Officers Table:

(1) Dennis M. Jones and Judith A. Jones are husband and wife.
(2) G. Andrew Franz is the son-in-law of Dennis M. and Judith A. Jones.
(3) Mr. McLaughlin and Mr. Polite will retire as directors at the close of our 2000 Annual Shareholders' Meeting. As a result of Mr. McLaughlin's and Mr. Polite's respective retirements, we will amend our By-Laws to reduce our Board of Directors from nine members to seven members.
(4) Member of the Compensation Committee of the Board of Directors.
(5) Member of the Audit Committee of the Board of Directors.

         Dennis M. Jones, the Company's founder, has been Chairman of the Board, President and Chief Executive Officer since the Company's inception in March 1981. Mr. Jones has been involved primarily in the pharmaceutical industry since 1964 in various marketing, management and administrative positions.

         G. Andrew Franz, a Director since 1994, served as Senior Vice President-Operations-Pharmaceuticals from February 1994 until July 1998 and as Executive Vice President of Operations since July 1998. Effective January 1, 2000, Mr. Franz was appointed to the newly created position of Chief Operating Officer.

         Judith A. Jones, a Director since 1981, and Secretary and Treasurer since April 1982, served as a Vice President from March 1985 to February 1994 and as Executive Vice President from February 1994 to July 1998. Mrs.
Jones has been Executive Vice President of Corporate Affairs since July 1998.

         Michael T. Bramblett, a Director since 1987, served as Vice President-Marketing from January 1991 to February 1994 and as Executive Vice President from February 1994 to July 1998. Mr. Bramblett has been Executive Vice President of Business Development since July 1998.

         David A. McLaughlin, a Director since 1994, served as Senior Vice President-Operations-Nutritionals from February 1994 to July 1998 and has been Senior Vice President of Operations since July 1998. Mr. McLaughlin has served in various management and executive capacities for the Company since 1986.

         Edward A. Chod, has been a Director since 1991. Mr. Chod is an officer and shareholder in the law firm of Greensfelder, Hemker & Gale, P.C. which he joined in 1978 and which has served as the Company's counsel since 1982. Mr. Chod also serves as an Assistant Secretary for the Company.

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

         L. John Polite, Jr., a Director since 1989, is Chairman of Peridot (New Jersey) Chemicals, Inc., and has served in that capacity since December 1989. He was the Chairman of the Board, President and Chief Executive Officer of Essex Chemical Corporation from April 1978 to October 1988. Mr. Polite also serves as a director of Rotonics Manufacturing, Inc., a manufacturer of plastic containers for commercial, pharmaceutical, refuse, marine, health care and residential applications.

         J. Hord Armstrong, III, a Director since May 1999, is Chairman and Chief Executive Officer of D&K Healthcare Resources, Inc., a drug wholesaler, which he founded in 1987.

         Directors are elected by the Company's stockholders and hold office until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier resignation or removal. All executive officers are appointed by and serve at the discretion of the Board of Directors.

         No employee who is a director receives a director's fee for services rendered as a director. However, each non-employee director receives reimbursement for any expenses incurred in his capacity as a director in addition to the following fees:

          - $4,000 for each meeting of the Board of Directors attended in person in 1999 (subject to a minimum of $10,000 for such year).

          - $5,000 for each meeting of the Board of Directors attended in person and $500 for each meeting attended by telephone for the year 2000 and thereafter (subject to a minimum of $15,000 per year).

          - $500 for each meeting of the compensation or audit committee attended, provided, however, if a committee meeting is held on the same day as a full meeting of the Board, no additional fee is paid.

         Our present non-employee directors hold stock options pursuant to our 1994 Formula Stock Option Plan for Non-Management Directors ("FSO Plan") or our 1999 Equity Participation Plan for Non-Management Directors ("Equity Plan") as indicated in the table below.

-------------------------------------------------------------------------------------------------------------------

                                                      NO. OF       NO. OF OPTIONS(1)      PER SHARE
                                         DATE OF      OPTIONS   ----------------------     EXERCISE     EXPIRATION
          NAME                PLAN        GRANT        HELD      VESTED      UNVESTED       PRICE         DATE
-------------------------------------------------------------------------------------------------------------------


L. John Polite, Jr.         FSO Plan     7/1/98       25,312      5,062       20,250       $14.72         5/1/04
-------------------------------------------------------------------------------------------------------------------
Thomas F. Patton            FSO Plan     6/1/95       17,437     12,375        5,062       $ 1.98         5/1/01
-------------------------------------------------------------------------------------------------------------------
Edward A. Chod            Equity Plan    7/13/99      33,750      6,750       27,000       $18.11         5/1/05
-------------------------------------------------------------------------------------------------------------------
J. Hord Armstrong, III    Equity Plan    7/13/99      33,750      6,750       27,000       $18.11         5/1/05
-------------------------------------------------------------------------------------------------------------------
--------------------------------

Note to Non-Employee Directors Option Table:

     (1) These options generally vest over a five year period.


ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS

         Summary Compensation Table. The table below sets forth all compensation received in each of the three fiscal years ended December 31, 1999, 1998 and 1997 for services rendered in all capacities to the Company and its subsidiaries by the Chief Executive Officer and the other four (4) highest-compensated Executive Officers of the Company during the fiscal year ended December 31, 1999 (the "Named Executives").

                           SUMMARY COMPENSATION TABLE


---------------------------------------------------------------------------------------------------------------------------
                                                                                              Long Term
                                                             Annual Compensation             Compensation
                                                   --------------------------------------------------------
                                                                                                Awards
                                                                                             --------------
                                                                                               Securities
                                                                              Other Annual     Underlying        All Other
  Name and Principal Position               Year      Salary      Bonus       Compensation       Options       Compensation
---------------------------------------------------------------------------------------------------------------------------

Dennis M. Jones, Chairman of                1999     $550,008    $150,000      $95,216(1)              0        $32,144(2)
the Board, Director, President              1998     $510,780    $100,000      $     0                 0        $31,614(2)
and Chief Executive Officer                 1997     $400,000    $      0      $     0                 0        $27,280(2)
---------------------------------------------------------------------------------------------------------------------------

G. Andrew Franz, Director,                  1999     $274,992    $150,000      $     0                 0        $ 9,600(3)
Executive Vice President and                1998     $223,228    $ 75,000      $     0           112,500        $ 9,500(3)
Chief Operating Officer                     1997     $175,000    $ 25,000      $     0                 0        $ 9,500(3)
---------------------------------------------------------------------------------------------------------------------------

Judith A. Jones, Director,                  1999     $274,992    $      0           (1)                0        $26,121(4)
Executive Vice President of Corporate       1998     $251,575    $ 75,000      $     0                 0        $14,312(4)
Affairs, Secretary and Treasurer            1997     $220,000    $ 30,000      $     0                 0        $14,103(4)
---------------------------------------------------------------------------------------------------------------------------

Michael T. Bramblett, Director              1999     $274,992    $100,000      $     0                 0        $ 9,600(3)
and Executive Vice President                1998     $251,070    $ 75,000      $     0                 0        $ 9,500(3)
of Business Development                     1997     $220,000    $ 30,000      $     0                 0        $ 9,500(3)
---------------------------------------------------------------------------------------------------------------------------

David A. McLaughlin, Director               1999     $220,000    $ 75,000      $     0                 0        $ 9,600(3)
and Senior Vice President of Operations     1998     $202,948    $ 50,000      $     0            56,250        $ 9,500(3)
                                            1997     $175,000    $ 25,000      $     0                 0        $ 9,500(3)
---------------------------------------------------------------------------------------------------------------------------

---------------------------
Notes to Summary Compensation Table:

     (1) Benefits to Mr. and Mrs. Jones which may be deemed to constitute reportable "other compensation" aggregated $95,216 during 1999 and consisted of $47,958 for (unreimbursed) personal use of the Company's airplane, $36,077 for costs related to employees providing domestic services at their residence (which is utilized by the Company for business-related entertainment and meetings), and $11,181 for automobile related expenses. It is expected that during the year 2000 and future years the costs related to employees providing domestic services at the Jones' residence will increase materially since 1999 costs include certain such personnel for only a three month period. Certain of these benefits constitute taxable income to Mr. and Mrs. Jones although a portion of the employee costs referred to above are deducted by the Company as business-related expenses. In years prior to 1999, the aggregate of similar benefits enjoyed by Mr. and Mrs. Jones did not exceed $30,000 in the aggregate. No other Named Executive received any perquisites or other personal benefits which in the aggregate exceeded the lesser of either $50,000 or ten percent (10%) of the total of annual salary and bonus reported for the Named Executive.

     (2) Consists of a Company contribution to a 401(k) plan ($9,600 in 1999, $9,500 in 1998 and $9,500 in 1997) and the dollar value of premiums paid by the Company for a split-dollar life insurance policy on Mr. Jones, of which $22,544, $22,114 and $17,780 constituted his reportable economic benefit in the years 1999, 1998 and 1997, respectively. See "Certain Relationships and Related Transactions" in Item 13 below for additional information concerning insurance relationships.

     (3) Consists of a Company contribution to a 401(k) plan.

     (4) Consists of a Company contribution to a 401(k) plan ($9,600 in 1999, $9,500 in 1998 and $9,500 in 1997) and the dollar value of premiums paid by the Company for a split-dollar life insurance policy on Mrs. Jones, of which $16,521, $4,812 and $4,603 constituted her reportable economic benefit in the years 1999, 1998 and 1997, respectively. See "Certain Relationships and Related Transactions" in Item 13 below for additional information concerning insurance relationships.


STOCK OPTIONS AND INCENTIVE AWARDS

The Company's shareholders have approved the adoption of employee stock option and incentive stock plans which are administered by the Compensation Committee of the Board of Directors. At December 31, 1999, we had outstanding stock options for an aggregate of 3,937,088 shares of the Company's common stock at a weighted average price of $8.73 per share held by 221 employees (including the options held by the Named Executives as described below) and the four (4) non-management directors. Our stock option and incentive stock plans permit "exchange exercises" in which an optionee is permitted to pay the exercise price of vested options by surrendering previously owned shares of our common stock having a market value equal to the exercise price of the option being exercised.

         Option/SAR Grants. Although permitted under certain of the stock option and incentive stock plans, the Company did not issue or have outstanding in 1999, stock appreciation rights ("SARs") or restricted share grants to any Named Executive. In addition, none of the Named Executives were granted stock options by the Company in 1999.

         Aggregate Option Exercises during 1999 and Year End Option Values. The following table provides information with respect to the stock options exercised during the fiscal year ended December 31, 1999 and the value as of December 31, 1999 of unexercised in-the-money options held by the Named Executives. The value realized on the exercise of options is calculated using the difference between the option exercise price and the fair market value of our common stock on the date of the exercise. The value of unexercised in-the-money options at fiscal year end is calculated using the difference between the option exercise price and the fair market value of our common stock at fiscal year end, December 31, 1999.


                                                                                                Value of
                               Shares                            Number of                Unexercised In-the-
                              Acquired                    Unexercised Options at            Money Options at
                                On            Value           December 31, 1999             December 31, 1999
                              Exercise      Realized                (#)                           ($)
            Name                (#)            ($)        Exercisable/Unexercisable     Exercisable/Unexercisable
----------------------------------------------------------------------------------------------------------------

Dennis M. Jones                 0            $0              729,000/486,000           $17,656,380/$11,770,920
----------------------------------------------------------------------------------------------------------------
G. Andrew Franz              50,624       $895,792            22,500/90,000              $451,575/$1,787,450
----------------------------------------------------------------------------------------------------------------
Judith A. Jones                 0            $0              182,250/121,500            $4,414,095/$2,942,730
----------------------------------------------------------------------------------------------------------------
Michael T. Bramblett         60,750       $733,252              0/81,000                    $0/$1,961,820
----------------------------------------------------------------------------------------------------------------
David A. McLaughlin          25,312       $490,040            11,250/45,000              $225,787/$903,150
----------------------------------------------------------------------------------------------------------------

         Employee Profit-Sharing and 401(k) Plan. The Company maintains an Employee Profit-Sharing and 401(k) Plan (the "401(k) Plan") which was originally adopted as of January 1, 1987. The 401(k) Plan provides our employees with a convenient way to save on a regular and long-term basis and encourages employees to make and continue careers with us.

To become eligible to participate in the 401(k) Plan, an employee must have completed 90 days of service and have reached his or her eighteenth birthday ("Eligible Employee"). Pursuant to the 401(k) Plan, an Eligible Employee who participates ("Participant") may direct that a portion of his or her compensation be contributed to the 401(k) Plan ("Elective Contributions"). Elective Contributions are treated as salary deferrals for federal income tax purposes and under current federal tax law may not exceed $10,000 per year. The amount of a Participant's Elective Contribution may also be limited under the Employee Retirement Income Security Act in the case of highly-compensated individuals, including the Named Executives. Participants are not allowed to make any voluntary contributions to the 401(k) Plan other than their Elective Contributions.

The Company must make a matching contribution equal to 100% of a Participant's Elective Contributions not in excess of 6% of a Participant's compensation. In addition to matching contributions, we may make a discretionary contribution which is allocated among Participants' accounts in proportion to compensation, however, no discretionary contributions have been made in the last three years. Our matching and discretionary contributions are collectively referred to in this report as "Company Contributions."

A Participant's Account under the 401(k) Plan consists of the Participant's Elective Contributions, the Company Contributions allocated to the Participant and the earnings or investment performance arising from investment of such funds. Generally a Participant may not make withdrawals from his or her 401(k) Plan Account prior to age 59 1/2, retirement, termination of employment, or other conditions specified in the 401(k) Plan without incurring tax penalties, although the Plan permits a Participant to borrow up to 50% of his or her Elective Contributions in certain hardship circumstances as provided in the Plan. Elective Contributions and Company Contributions are always 100% vested.

As of January 1, 1999, we had approximately 315 Eligible Employees, including the Named Executives (Dennis M. Jones, Judith A. Jones, Michael T. Bramblett, G. Andrew Franz and David A. McLaughlin). During 1999, we made matching contributions to the 401(k) Plan aggregating $48,000 to the accounts of the Named Executives and total matching contributions of $733,680 to all Participants' Accounts.

Participants in the 401(k) Plan may direct investment of amounts allocated to their respective accounts among various investment funds selected by the Plan Administrator. Prior to January 1, 1997, investment of funds in the 401(k) was directed by the Trustees of the 401(k) Plan and a portion of Company Contributions was, from time to time, invested in shares of our common stock. The investment funds currently available under the 401(k) Plan do not include a fund for investment in the Company's common stock for either Elective Contributions or Company Contributions.

The Company is the 401(k) Plan Administrator and currently pays all expenses of the 401(k) Plan, including audit fees. We have appointed Dennis M. Jones, Judith
A. Jones and G. Andrew Franz as Trustees of the 401(k) Plan. Smith Barney Corporate Trust Company is an additional trustee with respect to the investment funds available to Participants. The 401(k) Plan may be modified by the officers of the Company at any time, provided that the aggregate additional annual cost to the Company of any such modification does not exceed $500,000 and provided further that no modification shall adversely affect the rights of the Participants or divert any of the 401(k) Plan assets to purposes other than the benefit of the Participants.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information regarding the record and beneficial ownership of the Company's common stock on the indicated date by: (i) each director or nominee for director and the Named Executives of the Company; and (ii) all directors or nominees for director and executive officers of the Company as a group:

                                                                  BENEFICIAL OWNERSHIP AS OF MARCH 1, 2000
                                                         --------------------------------------------------------
                  NAME AND ADDRESS OF                                                      PERCENTAGE OF SHARES
                 BENEFICIAL OWNER (1)                     SHARES BENEFICIALLY OWNED (2)    BENEFICIALLY OWNED (3)
                 --------------------                    ------------------------------   -----------------------

Dennis M. Jones                                                 5,353,792  (4)                      8.03%
   Chairman of the Board of Directors, Chief
   Executive Officer and President
G. Andrew Franz                                                   611,906  (5) (6)                  0.92%
   Executive Vice President, Chief Operating Officer
   and Director
Judith A. Jones                                                 2,540,107  (7)                      3.81%
   Executive Vice President of Corporate Affairs,
   Secretary, Treasurer and Director
Michael T. Bramblett                                              129,627  (8)                        *
   Executive Vice President of Business Development
   and Director
David A. McLaughlin                                               116,437  (9)                        *
   Senior Vice President of Operations and Director
L. John Polite, Jr.                                                65,812  (10)                       *
   Director
   211 Oldwoods Road
   Franklin Lakes, New Jersey 07417
Edward A. Chod                                                     26,794  (11)                       *
   Director
   10 South Broadway, Suite 2000
   St. Louis, Missouri 63102
Thomas F. Patton, Ph.D.                                            25,312  (12)                       *
   Director
   4588 Parkview Place
   St. Louis, Missouri 63110
J. Hord Armstrong, III                                              9,000  (13)                       *
   Director
   8000 Maryland Avenue, Suite 900
   St. Louis, Missouri 63105
All Directors and Executive Officers                            8,878,787                          13.31%
   as a Group (consisting of nine persons)

----------------------------------
Notes to Beneficial Ownership Table:
*      Less than one-half of one percent.
(1) Except as otherwise indicated, the address for each individual named is c/o JONES PHARMA INCORPORATED, 1945 Craig Road, St. Louis, Missouri 63146. Each beneficial owner has sole voting and investment power with respect to the shares of the Company's common stock shown as beneficially owned except that an individual may be deemed to have only indirect shared voting and investment power with respect to shares held by the individual's spouse as reflected in other footnotes.

(2) Includes shares deemed owned as a result of purchase options which are presently or will become exercisable on or prior to June 1, 2000.

(3) The number of shares of the Company's common stock deemed outstanding as of March 1, 2000 includes: (i) 65,429,778 shares outstanding as of such date, and (ii) shares issuable pursuant to options held by the directors and executive officers that are currently exercisable or will become exercisable on or before June 1, 2000, by the person or group in question.

(4) Includes 972,000 shares under option rights issued by the Company and held by Mr. Jones. Does not include 2,540,107 shares or options held by his spouse, Judith A. Jones, with respect to which he disclaims beneficial ownership.

(5) Includes 16,087 shares under option rights issued by the Company, 219,052 shares owned by Mr. Franz' wife, 83,835 shares held by his wife as custodian for the Franz' children, 64,879 shares held by his wife as a co-trustee for the benefit of the Franz' children and 31,371 shares held by his wife as a co-trustee for the benefit of her nephew. Mr. Franz disclaims beneficial ownership of all of the shares held by his wife.

(6) As a result of call options written and sold by Mr. Franz, an aggregate of: (i) 56,250 of the shares reflected as owned by him are subject to purchase by third parties as $20 per share under option rights expiring March 17, 2000; and (ii) 15,000 of the shares reflected as owned by him are subject to purchase by third parties at $20 per share under option rights expiring June 16, 2000.

(7) Includes 243,000 shares under option rights issued by the Company and held by Mrs. Jones. Does not include 5,353,792 shares or options held by her spouse, Dennis M. Jones, with respect to which she disclaims beneficial ownership.

(8) Includes 25,411 shares held by Mr. Bramblett's wife with respect to which he disclaims beneficial ownership.

(9) Includes 11,250 shares under option rights issued by the Company. As a result of call options written and sold by Mr. McLaughlin, an aggregate of: (i) 45,000 of the shares reflected as owned by him are subject to purchase by third parties at $20.00 per share under option rights expiring March 17, 2000; and (ii) 30,000 of shares reflected as owned by him are subject to purchase by third parties at $23.33 per share under option rights expiring June 16, 2000.

(10)   Includes 10,125 shares under option rights issued by the Company.

(11)   Includes 6,750 shares under option rights issued by the Company.

(12)   Includes 17,437 shares under option rights issued by the Company.

(13)   Includes 6,750 shares under option rights issued by the Company.


PRINCIPAL SHAREHOLDERS

The following table is based upon filings with the Securities and Exchange Commission ("SEC") under the Securities Exchange Act of 1934, as amended ("Exchange Act"), and reflects those shareholders known to us to hold 5% or more of the Company's common stock.

                ------------------------------------- ------------------------ ---------------------
                         NAME AND ADDRESS                     SHARES              REPORTED AS OF
                ------------------------------------- ------------------------ ---------------------

                AMVESCAP PLC
                11 Devonshire Square                    7,906,537 (12.13%)      December 31, 1999
                London EC2M 4YR
                England
                ------------------------------------- ------------------------ ---------------------

                Dennis M. and Judith A. Jones           7,893,899 (11.84%)        March 1, 2000
                1945 Craig Road
                St. Louis, Missouri 63146
                ------------------------------------- ------------------------ ---------------------


COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Exchange Act, requires our directors and officers, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. Directors, officers and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely on review of the copies of such forms received by us and written representations from certain reporting persons that no Forms 5 or other reports were required for those persons, we believe that, during the fiscal year ended December 31, 1999, our directors, officers and greater than 10% beneficial owners complied with all applicable filing requirements.


ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Life Insurance Relationships. Pursuant to agreements between us and the trustees of irrevocable insurance trusts, we pay the premiums associated with life insurance on the lives of Dennis M. Jones and Judith A. Jones as "split-dollar" coverage. Under such agreements, the trusts own the policies and we pay the premiums on the policies. Upon the death of the insureds, or in the event of an earlier termination of the policies, we are entitled to recover the aggregate amount of the premiums paid and we hold security interests in such policies to the extent of premiums paid. The insurance trusts may terminate the "split-dollar" arrangement with respect to any policy at any time upon reimbursement to us of the aggregate amount of premiums paid with respect to such policy. As an inducement to us to provide such coverage under the policies issued in 1997 and 1998, Mr. and Mrs. Jones or certain beneficiaries of the insurance trusts have guaranteed to us that we will recover the full amount of premiums paid with respect to such policies. We are prohibited from borrowing against such policies without the consent of the insureds.

The aggregate face amount of such "split-dollar" insurance coverage is $73,500,000. Annual premiums paid during 1999 on such policies were approximately $1,553,000.

In addition to such "split-dollar" insurance, in 1998 we purchased "key employee" insurance policies on the joint lives of Mr. and Mrs. Jones in policies having an aggregate death benefit of $40,000,000. The policies represent a combination of term and whole life intended to provide for level premium expense to us aggregating approximately $865,000 per year. Contemporaneously with the purchase of these policies, we entered into an agreement with Mr. and Mrs. Jones (individually and as the trustees of their respective revocable trusts holding shares of our common stock). Pursuant to such agreement, at the time of the death of the second to die of Mr. or Mrs. Jones, their estates or the successor trustees of their trusts or any beneficiary of such trust receiving a distribution of shares of our common stock is given the option to require us to repurchase such shares. The purchase price applicable to any such repurchase will equal the average closing price for such stock for the ten days preceding the date of death giving rise to the option.

The option may only be exercised by notice given not earlier than seven nor later than eight months after the date of death giving rise to the option and any resulting repurchase shall be made within twenty days after the end of the eight month period. The agreement limits our obligation to effect such repurchases to the amount of the insurance proceeds received by us pursuant to the policies. We may not borrow against any cash values in the policies or cancel the insurance without the consent of Mr. and Mrs. Jones. Mr. and Mrs. Jones have agreed with us that in the event of any termination of the policies under circumstances in which we do not recover in full our premium costs, they will reimburse such unrecovered costs to us. We believe that such insurance and the application of the proceeds to the repurchase of shares of our common stock as provided in the agreement, will work to reduce any negative impact on us and the market for our common stock arising from the deaths of Mr. and Mrs. Jones.

         Related Party Transactions. Edward A. Chod, a director, is an officer and a shareholder in the law firm of Greensfelder, Hemker & Gale, P.C., which has served as our outside counsel since 1982. The amount of legal fees paid by us to Greensfelder, Hemker & Gale, P.C. during the fiscal year ended December 31, 1999 did not exceed five percent (5%) of such firm's gross revenues for its applicable fiscal year.

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

            (10.8) Manufacturing Agreement dated March 18, 1996, between the Company and Eli Lilly and Company (incorporated by reference from Exhibit 2.2 to Form 8-K dated March 18,
                    1996).

            (10.9) The Company's 1997 Incentive Stock Plan (incorporated by reference from the Company's Proxy Statement dated April 10, 1997 for the Annual Meeting of Shareholders held May 20,
                    1997).

            (10.10) Asset Purchase Agreement dated as of June 27, 1997, between the Company and SmithKline Beecham Corporation (incorporated by reference from Exhibit 2.1 to Form 8-K dated July 8,
                    1997).

            (10.11) Supply Agreement dated as of June 27, 1997, between the
                    Company and SB Pharmco Puerto Rico (incorporated by reference from Exhibit 2.2 to Form 8-K dated July 8,
                    1997).

            (10.12) Asset Purchase Agreement dated March 17, 1998 by and among
                    Twin Laboratories, Inc., Bronson Laboratories, Inc., the Company and JMI-Phoenix (incorporated by reference from Exhibit 2.1 to Form 8-K dated May 15, 1998).

            (21.1)  Subsidiaries of the Registrant (FILED HEREWITH).

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

                                              JONES PHARMA INCORPORATED

                                              By: /s/ Dennis M. Jones
                                                  ------------------------------
                                                  Dennis M. Jones, President
                                                  DATE:  MARCH 17, 2000


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


              SIGNATURES                                         TITLE                                   DATE
              ----------                                         -----                                   ----


/s/ Dennis M. Jones                      President, Chief Executive Officer and Director            March 17, 2000
--------------------------------
Dennis M. Jones


/s/ G. Andrew Franz                      Executive Vice President, Chief Operating Officer and      March 17, 2000
--------------------------------         Director
G. Andrew Franz


/s/ Judith A. Jones                      Executive Vice President, Secretary, Treasurer and         March 17, 2000
--------------------------------         Director (Principal Financial and Accounting Officer)
Judith A. Jones

/s/ Michael T. Bramblett                 Executive Vice President of Business Development and       March 17, 2000
--------------------------------         Director
Michael T. Bramblett


/s/ David A. McLaughlin                  Senior Vice President of Operations and Director           March 17, 2000
--------------------------------
David A. McLaughlin


/s/ Edward A. Chod                       Director                                                   March 17, 2000
--------------------------------
Edward A. Chod


--------------------------------         Director                                                   March __, 2000
L. John Polite, Jr.


--------------------------------         Director                                                   March __, 2000
Thomas F. Patton, Ph.D.


--------------------------------         Director                                                   March __, 2000
J. Hord Armstrong, III


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                  AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

                                                                                             Page
                                                                                             ----
Report of Ernst & Young LLP, independent auditors                                            F-1

Consolidated balance sheets as of December 31, 1998 and 1999                                 F-2

Consolidated statements of income for the years ended December 31, 1997,
 1998 and 1999                                                                               F-3

Consolidated statements of stockholders' equity for the years ended December 31,
1997, 1998 and 1999                                                                          F-4

Consolidated statements of cash flows for the years ended December 31, 1997,
1998 and 1999                                                                                F-5

Notes to consolidated financial statements                                                   F-6

Consolidated schedule for the years ended December 31, 1997, 1998 and 1999:

         II.  Valuation and qualifying accounts                                              F-26


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

                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholders
JONES PHARMA INCORPORATED

We have audited the accompanying consolidated balance sheets of JONES PHARMA INCORPORATED as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of JONES PHARMA INCORPORATED at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


St. Louis, Missouri
January 31, 2000

                            JONES PHARMA INCORPORATED

                           CONSOLIDATED BALANCE SHEETS
          (In thousands of dollars except share and per share amounts)


                                                                                DECEMBER 31
                                                                         1998                 1999
                                                                -------------------------------------------
   ASSETS
   Current assets:
     Cash and short-term investments                                   $122,745             $111,003
     Marketable securities                                                    -               63,228
     Accounts receivable, less allowance for doubtful accounts
       of $977 in 1998 and $1,543 in 1999                                19,069               15,915
     Inventories                                                          7,492               11,587
     Deferred income taxes                                                3,342                3,555
     Other                                                                1,329                1,522
                                                                -------------------------------------------
   Total current assets                                                 153,977              206,810
   Intangible assets:
     Distribution systems, trademarks, and licenses                      66,805               66,577
     Restrictive covenants and other intangibles                          7,647                7,647
     Goodwill                                                             4,034                4,034
                                                                -------------------------------------------
                                                                         78,486               78,258
     Less accumulated amortization                                       12,160               15,457
                                                                -------------------------------------------
   Net intangible assets                                                 66,326               62,801

   Net property, plant, and equipment                                    23,692               24,509
   Other assets                                                           4,783                6,345
                                                                -------------------------------------------
   Total assets                                                        $248,778             $300,465
                                                                ===========================================

   LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
     Accounts payable and accrued expenses                             $  9,951             $ 11,257
     Income taxes payable                                                 1,771                4,469
                                                                -------------------------------------------
   Total current liabilities                                             11,722               15,726

   Deferred income taxes                                                  4,386                5,135

   Stockholders' equity:
     Preferred stock, $.01 par value, 5,000,000 shares
       authorized, no shares issued or outstanding                            -                    -
     Common stock, $.04 par value; 75,000,000 shares
       authorized, 65,155,973 issued and outstanding in
       1999; 64,797,700 issued and outstanding in 1998                    2,592                2,606
     Contributed capital                                                109,599              111,711
     Retained earnings                                                  120,479              165,381
     Accumulated other comprehensive loss                                     -                  (94)
                                                                -------------------------------------------
   Total stockholders' equity                                           232,670              279,604
                                                                -------------------------------------------
   Total liabilities and stockholders' equity                          $248,778             $300,465
                                                                ===========================================

   See accompanying notes.

                            JONES PHARMA INCORPORATED

                        CONSOLIDATED STATEMENTS OF INCOME
               (In thousands of dollars except per share amounts)


                                                                YEAR ENDED DECEMBER 31
                                                    1997                 1998                 1999
                                           ----------------------------------------------------------------

Sales from continuing operations                 $ 88,781             $103,414             $132,544
Cost of sales                                      25,430               23,839               25,077
                                           ----------------------------------------------------------------
Gross profit                                       63,351               79,575               107,467

Selling, general, and administrative expenses:
     Selling                                       14,415               16,825               19,123
     General and administrative                     7,499                8,534               10,361
     Research and development                           -                  117                1,343
     Amortization                                   3,357                3,665                3,538
     Nonrecurring charges                               -               10,500                    -
                                           ----------------------------------------------------------------
Total selling, general, and
   administrative expenses                         25,271               39,641               34,365
                                           ----------------------------------------------------------------

Operating income from continuing
   operations                                      38,080               39,934               73,102

Other income (expense):
   Interest income                                  2,562                5,086                7,193
   Interest expense                                  (238)                (215)                   -
   Miscellaneous                                       (9)                  12                 (187)
                                           ----------------------------------------------------------------
                                                    2,315                4,883                7,006
                                           ----------------------------------------------------------------
Income before taxes from continuing
   operations                                      40,395               44,817               80,108
Provision for income taxes                         15,351               21,250               31,164
                                           ----------------------------------------------------------------
Income from continuing operations                  25,044               23,567               48,944
                                           ----------------------------------------------------------------

Income from discontinued operations (net
   of taxes)                                        6,926               18,768                    -
                                           ----------------------------------------------------------------
Net income                                       $ 31,970             $ 42,335             $ 48,944
                                           ================================================================

Earnings per share:
   Basic:  Continuing operations                 $   0.39             $   0.36             $   0.75
           Discontinued operations                   0.11                 0.29                    -
                                           ================================================================
                                                 $   0.50             $   0.65             $   0.75
                                           ================================================================
   Diluted:Continuing operations                 $   0.38             $   0.36             $   0.73
           Discontinued operations                   0.11                 0.28                    -
                                           ================================================================
                                                 $   0.49             $   0.64             $   0.73
                                           ================================================================

See accompanying notes.

                            JONES PHARMA INCORPORATED

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  Years ended December 31, 1997, 1998, and 1999
          (In thousands of dollars except share and per share amounts)

                                                                                               ACCUMULATED
                              NUMBER OF SHARES                                                    OTHER
                            -------------------   PREFERRED  COMMON   CONTRIBUTED   RETAINED  COMPREHENSIVE            COMPREHENSIVE
                            PREFERRED    COMMON     STOCK     STOCK     CAPITAL     EARNINGS      LOSS       TOTAL         INCOME
                            --------------------------------------------------------------------------------------------------------
Balance at December 31, 1996    -      28,435,451  $   -     $1,137    $108,582     $ 52,200   $    -       $161,919        $     -
Three-for-two Common Stock
   split declared July 13,
   1999                         -      14,217,726      -        569        (569)           -        -              -              -
Three-for-two Common Stock
   split declared February      -      21,326,588      -        853        (853)           -        -              -              -
   3, 2000
Exercise of stock options       -         505,629      -         19         677            -        -            696              -
Shares tendered in payment
   of option price              -         (22,910)     -          -        (340)           -        -           (340)             -
Tax benefits associated
   with the exercise of
   nonqualified stock
   options                      -               -      -          -         287            -        -            287              -
Return of escrowed shares       -          (6,059)     -          -         (87)           -        -            (87)             -
Net income                      -               -      -          -           -       31,970        -         31,970         31,970
Cash dividend declared -
   common stock ($.042 per
   share)                       -               -      -          -           -       (2,719)       -         (2,719)             -
                             -------------------------------------------------------------------------------------------------------
Comprehensive income                                                                                                        $31,970
                                                                                                                            ========
Balance at December 31, 1997    -      64,456,425      -      2,578     107,697       81,451        -        191,726        $     -

Exercise of stock options       -         350,867      -         14       1,549            -        -          1,563              -
Shares tendered in payment
   of option price              -          (9,592)     -          -           -            -        -              -              -
Tax benefits associated
   with the exercise of
   nonqualified stock
   options                      -               -      -          -         353            -        -            353              -
Net income                      -               -      -          -           -       42,335        -         42,335         42,335
Cash dividend declared -
   common stock ($.051per
   share)                       -               -      -          -           -       (3,307)       -         (3,307)             -
                             -------------------------------------------------------------------------------------------------------
Comprehensive income                                                                                                        $42,335
                                                                                                                            ========
Balance at December 31, 1998    -      64,797,700      -      2,592     109,599      120,479        -        232,670        $     -

Exercise of stock options       -         388,730      -         14       1,406            -        -          1,420              -
Shares tendered in payment
   of option price              -         (30,457)     -          -           -            -        -              -              -
Amortization of unearned
   compensation                 -               -      -          -          74            -        -             74              -
Tax benefits associated
   with the exercise of
   nonqualified stock
   options                      -               -      -          -         632            -        -            632              -
Net income                      -               -      -          -           -       48,944        -         48,944         48,944
Cash dividend declared -
   common stock ($.062 per
   share)                       -               -      -          -           -       (4,042)       -         (4,042)             -
Net unrealized losses on
   marketable securities,
   net of tax                   -               -      -          -           -            -      (94)           (94)           (94)
                             -------------------------------------------------------------------------------------------------------
Comprehensive income                                                                                                        $48,850
                                                                                                                            ========
Balance at December 31, 1999    -      65,155,973  $   -     $2,606    $111,711     $165,381   $  (94)      $279,604
                             ===============================================================================================

See accompanying notes.

                            JONES PHARMA INCORPORATED

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands of dollars)


                                                    YEAR ENDED DECEMBER 31
                                                1997         1998         1999
                                              --------    ---------    ---------
OPERATING ACTIVITIES
Net income                                    $ 31,970    $  42,335    $  48,944
Noncash adjustments:
   Depreciation                                  2,148        1,938        2,592
   Amortization of intangible assets             3,963        3,665        3,538
   Amortization of deferred compensation             -            -           74
   Provision for uncollectibles                    809         (219)         566
   Pretax gain on sale of discontinued
     operations                                      -      (30,616)           -
   Nonrecurring charge                               -       10,500            -
   Deferred income taxes                            43       (2,435)         536
   Other non cash items, net                         -            -          935
   Loss on sale of assets                           31            -          170
   Change in assets and liabilities, net
     of effects from acquisitions:
        Accounts receivable                     (6,196)      (5,200)       2,588
        Inventories                             (2,604)        (193)      (4,095)
        Other assets                             1,445       (3,474)      (1,755)
        Accounts payable and accrued
          expenses                              (1,341)       5,320        1,306
        Income taxes payable                     1,450          321        2,698
                                              --------    ---------    ---------
Net cash from operating activities              31,718       21,942       58,097

INVESTING ACTIVITIES
Purchase of marketable securities                    -            -      (63,228)
Additions to property, plant, and equipment     (5,566)      (2,333)      (4,049)
Proceeds from sale of assets                       276            3           60
Purchases of intangible assets in product
   line acquisitions, net of seller
   financing                                   (22,800)           -            -
Proceeds from sale of discontinued
   operations                                        -       55,000            -
                                              --------    ---------    ---------
Net cash from (used for) investing
   activities                                  (28,090)      52,670      (67,217)

FINANCING ACTIVITIES
Repayment of long-term debt                     (3,000)           -            -
Payments of cash dividends                      (3,279)      (3,307)      (4,042)
Proceeds from exercise of stock options            356        1,563        1,420
                                              --------    ---------    ---------
Net cash used for financing activities          (5,923)      (1,744)      (2,622)
                                              --------    ---------    ---------
Increase (decrease) in cash and
    short-term investments                      (2,295)      72,868      (11,742)
Cash and short-term investments,
    beginning of year                           52,172       49,877      122,745
                                              --------    ---------    ---------
Cash and short-term investments,
    end of year                               $ 49,877    $ 122,745    $ 111,003
                                              ========    =========    =========

See accompanying notes.

                            JONES PHARMA INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (In thousands of dollars except share and per share amounts)

1. BASIS OF PRESENTATION

DISCONTINUED OPERATIONS

On March 16, 1998, the Board of Directors of JONES PHARMA INCORPORATED ("JMED" or the "Company") approved a plan to discontinue the Company's nutritional supplements product line and contract manufacturing operations. On March 17, 1998, the Company signed a binding agreement with certain operating subsidiaries of Twinlab Corporation ("Twin") to sell a portion of this business for $55,000 cash on the April 30, 1998 closing date. A gain on the sale, of approximately $17,000, net of taxes of approximately $13,500, has been recorded in the 1998 results. The accompanying consolidated statements of income reflect the operating results, net of tax, of the Company's nutritional supplements product line and contract manufacturing operations as discontinued operations. Net sales associated with the discontinued operations approximate $11,901 for the period January 1, 1998 to April 30, 1998 (the sale date). For the year ended December 31, 1997, net sales associated with the discontinued operations approximated $36,249.

STOCK SPLITS

On July 13, 1999 and again on February 3, 2000, the Board of Directors declared three-for-two stock splits effected in the form of stock dividends. The financial statements, including stock options, share data, per share data, and market prices, have been retroactively adjusted to reflect both of these stock splits.

2. NATURE OF OPERATIONS AND CUSTOMER CONCENTRATION

The Company is engaged in the manufacturing and marketing of pharmaceuticals to retail pharmacies and hospitals. A significant portion of the Company's sales are through wholesale drug distributors, which in turn supply product to pharmacies and hospitals. Three wholesale customers individually accounted for 19 percent, 18 percent, and 16 percent of 1999 consolidated sales. No one customer accounted for more than 10 percent of the Company's consolidated sales in 1998 or 1997.

                            JONES PHARMA INCORPORATED

          (In thousands of dollars except share and per share amounts)

2. NATURE OF OPERATIONS AND CUSTOMER CONCENTRATION (CONTINUED)

The Company's most significant products include:

                                       1997                      1998                      1999
                             ------------------------- ----------------------------------------------------
                               PRODUCT    PERCENT OF     PRODUCT    PERCENT OF   PRODUCT     PERCENT OF
                                SALES       SALES         SALES        SALES      SALES        SALES
                             ------------------------- ----------------------------------------------------

  Thrombin products              $18,623       21%         $17,252       17%     $33,663        25%
  Levoxyl                        $21,023       24%         $25,683       25%     $32,773        25%
  Tapazole                       $17,943       20%         $24,127       23%     $26,507        20%
  Cytomel/Triostat               $ 4,441        5%         $ 8,551        8%     $13,582        10%

The Company's only source of supply for thrombin products is from GenTrac, Inc., a wholly owned subsidiary of the Company, and the only source of supply for Levoxyl is from JMI-Daniels Pharmaceuticals, Inc., a wholly owned subsidiary of the Company. The Company obtains various raw material components relating to thrombin products and Levoxyl from sole sources. The Company's suppliers of Tapazole, Cytomel/Triostat, and Brevital also obtain various raw material components from sole sources.

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

                            JONES PHARMA INCORPORATED

          (In thousands of dollars except share and per share amounts)

2. NATURE OF OPERATIONS AND CUSTOMER CONCENTRATION (CONTINUED)

Cytomel is manufactured for the Company by Schering Canada, Inc. (Schering) under rights and obligations which were respectively assigned to, and assumed by the Company in connection with the acquisition of Cytomel from SmithKline Beecham Corporation (SKB) on June 30, 1997. Schering's obligation to continue to manufacture Cytomel for the Company expires in December 2000. The
Company is currently negotiating with Schering to extend the manufacture of Cytomel for the Company beyond December 2000. The failure to negotiate such an extension, however, could have a material adverse effect on the Company's business, financial condition, and results of operations.

Triostat is currently manufactured for the Company by SB Pharmco, an affiliate of SKB, pending transfer of manufacture to a successor. The Company selected a new third-party manufacturer as a successor to SB Pharmco and the Company negotiated satisfactory terms for future supply of this product. The Company anticipates contract arrangements with this manufacturer will be finalized by July 2000, concurrently with anticipated receipt of site-change approval from the Food and Drug Administration (FDA). The failure to complete this alternative manufacturing arrangement in a timely manner could have a material adverse effect on the Company's business, financial condition, and results of operations.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of JMED and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

CASH AND SHORT-TERM INVESTMENTS

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. All cash and short-term investments are stated at cost, which approximates fair value.

                            JONES PHARMA INCORPORATED

          (In thousands of dollars except share and per share amounts)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

MARKETABLE SECURITIES

The Company accounts for its investments using Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and
Equity Securities". This standard requires that certain debt and equity securities be adjusted to market value at each balance sheet date. Unrealized market value gains and losses are recorded in accumulated other comprehensive income.

Management determines the proper classification of investments in obligations with fixed maturities at the time of purchase and reevaluates such designations as of each balance sheet date. At December 31, 1999, all securities covered by SFAS No. 115 were designated as available-for-sale and classified in the consolidated balance sheet as current assets. Accordingly, these securities are stated at market value, with unrealized gains and losses recorded in accumulated other comprehensive income. Realized gains and losses on the sale of investments, as determined on a specific identification basis, are included in the consolidated statement of income. There were no realized gains and losses on the sale of investments in the year ended December 31, 1999.

INVENTORIES

Inventories are valued at the lower of cost or market with cost determined on the first-in, first-out basis.

PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment are recorded at cost. Depreciation is computed by the straight-line method over the useful lives of the assets as follows:

               ASSET CATEGORY                                         ESTIMATED USEFUL LIFE
------------------------------------------------------- -----------------------------------------------------

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

Amortization is provided using the straight-line method over the estimated useful lives of the assets as follows:

                    ASSET CATEGORY                                        ESTIMATED USEFUL LIFE
--------------------------------------------------------------- -------------------------------------------

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

In June 1998, the Company recorded a noncash accounting charge related to an impairment of certain under-performing long-lived assets. As a result of the Company's strategic review process of its product lines and related intangible assets, the Company determined that a portion of the goodwill associated with certain lower-margin pharmaceutical products had been impaired. The revised carrying value of the respective goodwill was calculated on the basis of discounted estimated future cash flows and resulted in a noncash, after-tax charge of $10,500, or $.16 per share. This nonrecurring charge, which has been reported as a separate line item in selling, general, and administrative expenses in the accompanying 1998 consolidated statement of income, has no impact on the Company's 1998 cash flow or its ability to generate cash flow in the future.

                            JONES PHARMA INCORPORATED

          (In thousands of dollars except share and per share amounts)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INTANGIBLE ASSETS (CONTINUED)

The Company believes the remaining carrying amounts of its intangible assets at December 31, 1999 are recoverable and no reduction of the estimated useful lives is warranted.

REVENUE RECOGNITION

Sales are reported net of rebates, returns, and discounts during the period in which product is shipped. Product rebates and discounts are incurred due to volume or other contractual allowances on certain pharmaceutical sales under contracts with hospitals, buying groups, and managed care organizations. Product returns are permitted in accordance with operating policies established with respect to certain unused pharmaceuticals. At December 31, 1998 and 1999, the Company maintained reserves of $3,150 and $2,873, respectively, for product rebates, returns, and discounts.

RESEARCH AND DEVELOPMENT ACTIVITIES

The costs associated with the development, testing, and approval of pharmaceutical products are expensed as incurred.

STOCK OPTIONS

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," (APB 25) and related interpretations in accounting for its employee stock options because the alternative fair value accounting provided under Financial Accounting Standards Board (FASB) SFAS
No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, no compensation expense is recognized because the exercise price of the Company's incentive stock options equals the market price of the underlying stock on the date of grant.

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

RECLASSIFICATIONS

Certain reclassifications have been made to the 1997 and 1998 financial statements to conform to the 1999 presentation.

4. INVESTMENT SECURITIES

Investment securities have been classified in the December 31, 1999 consolidated balance sheet according to management's intent. The carrying amount of securities and their approximate fair values at December 31, 1999 were as follows:

                                                             GROSS            GROSS
                                           AMORTIZED       UNREALIZED      UNREALIZED          FAIR
  in thousands of dollars                     COST           GAINS           LOSSES           VALUE
  --------------------------------------------------------------------------------------------------

     U.S. Government obligations          $10,581             $ -          $   (9)          $10,572
     Municipal obligations                 22,353               -            (123)           22,230
     Corporate bonds                       30,447              21             (42)           30,426
                                        ============================================================
     Total                                $63,381             $21          $ (174)          $63,228
                                        ============================================================

Contractual maturities of marketable debt securities at December 31, 1999 were as follows:

                                                              AMORTIZED          FAIR
  in thousands of dollars                                        COST           VALUE
  -------------------------------------------------------------------------------------

     Due in one year or less                                  $40,928          $40,916
     Due after five years                                      22,453           22,312
                                                           ============================
     Total                                                    $63,381          $63,228
                                                           ============================

                            JONES PHARMA INCORPORATED

          (In thousands of dollars except share and per share amounts)

4. INVESTMENT SECURITIES (CONTINUED)

The difference between amortized cost and market value of $153 (less deferred taxes of $59) was recorded as an other comprehensive loss within stockholders' equity as of December 31, 1999.

At December 31, 1999, approximately $92,470 of available-for-sale securities with original maturities of 90 days or less were included in cash and short-term investments. The market value of these securities approximates cost, and the cost of investments sold is determined by the specific identification method. A portion of short-term investments are comprised of variable auction rate securities that provide for optional or early redemption within five weeks and the contractual maturities are generally greater than twelve months.

5. ACQUISITIONS

CYTOMEL AND TRIOSTAT

On June 30, 1997, the Company acquired two products, Cytomel and Triostat, from SKB for a cash purchase price of $22,800. The purchase price has been allocated to the acquired intangibles with amortizable lives ranging from 10 to 25 years. In connection with the acquisition, the Company entered into manufacturing agreements for the supply of both Cytomel and Triostat.

                            JONES PHARMA INCORPORATED

          (In thousands of dollars except share and per share amounts)

6. EARNINGS PER SHARE

The following table sets forth the computations of basic and diluted earnings per share:

                                                           1997               1998               1999
                                                  ----------------------------------------------------------
Numerator for basic and diluted earnings per share:
   Income from continuing operations                   $    25,044        $    23,567        $    48,944
   Income from discontinued operations                       6,926             18,768                  -
                                                  ----------------------------------------------------------
                                                       $    31,970        $    42,335        $    48,944
Denominator:
  Denominator for basic earnings per
   share-weighted average shares                        64,308,573         64,632,755         64,936,030
  Effect of dilutive stock options                       1,495,868          1,355,598          1,735,102
                                                  ==========================================================
Denominator of diluted earnings per share               65,804,441         65,988,353         66,671,132
                                                  ==========================================================

Earnings per share:
  Basic:     Continuing operations                     $      0.39        $      0.36        $      0.75
             Discontinued operations                          0.11               0.29                  -
                                                  ==========================================================
                                                       $      0.50        $      0.65        $      0.75
                                                  ==========================================================

  Diluted:   Continuing operations                     $      0.38        $      0.36        $      0.73
             Discontinued operations                          0.11               0.28                  -
                                                  ==========================================================
                                                       $      0.49        $      0.64        $      0.73
                                                  ==========================================================



                           JONES PHARMA INCORPORATED

          (In thousands of dollars except share and per share amounts)


7. SUPPLEMENTAL CASH FLOW INFORMATION

The following is a summary of supplemental cash flow information:


                                                       1997                1998               1999
                                                 -----------------------------------------------------------
Interest paid                                         $   259             $   215            $     0
Income taxes paid                                     $15,998             $22,798            $27,000


8. INVENTORIES

Inventories at December 31, 1998 and 1999, are comprised of the following:

                                                       1998                1999
                                                 ------------------------------------

Raw materials                                         $ 2,239             $ 2,563
Work-in-process                                           506               1,460
Finished goods                                          4,747               7,564
                                                 ------------------------------------
                                                      $ 7,492             $11,587
                                                 ====================================


9. PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment at December 31, 1998 and 1999, are as follows:


                                                       1998                  1999
                                                 ------------------------------------

Land                                                  $ 2,068             $ 2,068
Buildings and improvements                             11,608              10,819
Equipment and furniture                                16,526              18,083
Automobiles                                               590                 616
Projects in process                                       128               2,312
                                                 ------------------------------------
                                                       30,920              33,898
Less accumulated depreciation                           7,228               9,389
                                                 ------------------------------------
                                                      $23,692             $24,509
                                                 ====================================


                            JONES PHARMA INCORPORATED

          (In thousands of dollars except share and per share amounts)


10. OFFICERS' LIFE INSURANCE

Included in other assets at December 31, 1998 and 1999 are amounts totaling $3,435 and $5,666, respectively, related to life insurance policies on the lives of certain key executive officers. The beneficiaries of the policies are the Company or trusts created by the insureds. The Company pays the annual premiums on these policies and has guarantees from the insureds (or the beneficiaries of their trusts) to make the Company whole to the extent that the cash surrender values of the policies are less than the aggregate premiums paid by the Company.

In connection with two of the life insurance policies with total insurance value of $40,000, the Company has entered into a stock redemption agreement with the insureds whereby, upon the death of both insureds, the Company may be required to use the proceeds from the life insurance policies to purchase shares of the insureds' Company common stock. The obligation to redeem the stock is at the discretion of the then holders of the insureds' common shares. The redemption price is based on the average closing price of the shares on the last ten trading days immediately preceding the death of the second to die.

11. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at December 31, 1998 and 1999, are comprised of the following:

                                                       1998                1999
                                                 ------------------------------------

Trade payables                                        $ 2,662             $ 3,495
Sales rebates, returns, and discounts                   3,150               2,873
Compensation                                            1,389               1,732
Reserves for discontinued operations                    1,266               1,070
Site transfer costs                                       654                 554
Royalties                                                 457                 471
Administration fees                                       196                 346
Research and development                                   --                 300
Other                                                     177                 416
                                                 ------------------------------------
                                                      $ 9,951             $ 11,257
                                                 ====================================

                            JONES PHARMA INCORPORATED

          (In thousands of dollars except share and per share amounts)


12. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, 1998 and 1999, are as follows:

                                                                           1998                1999
                                                                --------------------------------------------
Deferred tax liabilities:
   Depreciation and amortization                                          $ 4,386             $ 5,135

Deferred tax assets:
   Accrued sales rebates, returns, and discounts                            1,499               1,392
   Deferred compensation on stock options                                      87                  87
   Unicap adjustment on inventory                                             209                 264
   Allowance for doubtful accounts                                            353                 487
   Accrued expenses                                                           757                 408
   Other                                                                      437                 917
                                                                --------------------------------------------
                                                                            3,342                3,555
                                                                --------------------------------------------
Net deferred tax liabilities                                              $ 1,044              $ 1,580
                                                                ============================================

Significant components of the provision for income taxes from continuing operations are as follows:

                                                       1997                1998                1999
                                                 -----------------------------------------------------------
Current:
   Federal                                            $14,206             $19,166             $27,979
   State                                                1,050               1,862               2,583
                                                 ------------------------------------------------------------
Total current                                          15,256              21,028              30,562

Deferred:
   Federal                                                 93                 202                 541
   State                                                    2                  20                  61
                                                 ------------------------------------------------------------
Total deferred                                             95                 222                 602
                                                 ------------------------------------------------------------
                                                      $15,351             $21,250             $31,164
                                                 ============================================================

                            JONES PHARMA INCORPORATED

          (In thousands of dollars except share and per share amounts)


12. INCOME TAXES (CONTINUED)

The provision for income taxes from discontinued operations in 1997 and 1998 of $4,244 and $13,537, respectively, has been netted against the income from discontinued operations in the accompanying consolidated statements of income.

A reconciliation of the difference between the United States federal statutory tax rates and the effective income tax rate as a percentage of net income before taxes from continuing operations is as follows:

                                                       1997                 1998                1999
                                                 -----------------------------------------------------------

U.S. federal statutory tax rate                       35.0%                35.0%               35.0%
State income taxes, net of federal tax
   benefit                                             1.7%                 2.6%                3.2%
Other, net                                             1.3%                 9.8%                0.7%
                                                 ----------------------------------------------------------
                                                      38.0%                47.4%               38.9%
                                                 ==========================================================

The effective tax rate in 1998 reflects the nondeductibility of certain nonrecurring accounting charges.

13. PREFERRED STOCK

The Company's Board of Directors may without further action by the Company's stockholders, from time to time, direct the issuance of shares of preferred stock in series and may, at the time of issuance, determine the rights, preferences, and limitations of each series. The holders of preferred stock would normally be entitled to receive a preference payment in the event of any liquidation of the Company before any payment is made to the holders of the common stock. As of December 31, 1998 and 1999, there were no shares of preferred stock designated or outstanding.

                            JONES PHARMA INCORPORATED

          (In thousands of dollars except share and per share amounts)


14. STOCK OPTION PLANS

The Company has various incentive stock plans for executives and employees. In connection with the plans, options to purchase common stock are granted at option prices not less than the fair market values of the common stock at the time the options are granted and vest ratably over five- to ten-year periods from the grant dates. At December 31, 1999, options for 1,949,030 shares of common stock are available for future grant. A total of 3,937,088 options to purchase common stock are outstanding under these plans at December 31, 1999, of which 1,353,081 are currently exercisable. Included in the outstanding options under these plans are options to purchase 1,518,750 shares of common stock that have been granted to certain officers of the Company under time accelerated stock option agreements. The options become exercisable at the end of eight years from the grant date; however, the options may become exercisable at earlier dates if certain targeted common stock prices are attained.

The incentive stock plans allow for employee payment of option exercise prices in the form of either cash or previously held common stock of the Company. Shares tendered in payment of the option exercise price must be owned by the employee making the tender for not less than six months prior to the date of tender.

Option activity for 1997, 1998, and 1999, was as follows:


                                                       1997                 1998                1999
                                                 -----------------------------------------------------------

Outstanding options, January 1                        3,204,776            3,372,021           4,417,427
Exercised                                              (505,629)            (347,040)           (388,947)
Granted                                                 939,375            1,561,725             320,925
Cancelled                                              (266,501)            (169,279)           (412,317)
                                                 ----------------------------------------------------------
Outstanding options, December 31                      3,372,021            4,417,427           3,937,088
                                                 ==========================================================
Weighted average price of options
  outstanding, January 1                                 $ 4.29               $ 7.03              $ 8.17
                                                 ==========================================================

Weighted average price of options exercised              $ 1.38               $ 3.08              $ 5.12
                                                 ==========================================================

  Weighted average price of options granted              $14.41               $10.03              $16.49
                                                 ==========================================================

  Weighted average price of options cancelled            $10.75               $13.06              $12.40
                                                 ==========================================================

  Weighted average price of options
    outstanding, December 31                             $ 7.03                $8.17              $ 8.73
                                                 ==========================================================


                            JONES PHARMA INCORPORATED

          (In thousands of dollars except share and per share amounts)


14. STOCK OPTION PLANS (CONTINUED)

Outstanding options at December 31, 1999 are exercisable as follows, assuming the targeted common stock prices are attained with respect to the time accelerated stock options:


                                                                           WEIGHTED
                                                                           AVERAGE             RANGE OF
                                                        NUMBER             OPTION              OPTION
                                                      OF SHARES            PRICE               PRICE
                                                 ------------------------------------------------------------
Currently exercisable at
    December 31, 1999:                                1,353,081            $ 6.62              $ 1.29-$18.11
Outstanding options vesting in:
    2000                                                830,228            $ 8.19              $ 1.29-$18.11
    2001                                                830,963            $ 9.24              $ 4.74-$18.11
    2002                                                522,233            $11.98              $ 4.74-$18.11
    2003                                                354,083            $11.01              $ 4.74-$18.11
    2004                                                 46,500            $16.40              $13.17-$18.00
                                                  ------------------
                                                      3,937,088
                                                  ==================


Pro forma information regarding net income and earnings per share is required by SFAS No. 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a binomial option pricing model with the following weighted average assumptions for 1997, 1998, and 1999, respectively: risk-free interest rates of 5.52 percent, 5.21 percent, and 6.57 percent; a dividend yield of .3 percent, .35 percent, and .35 percent; volatility factors of the expected market price of the Company's common stock of
 .610 percent, .609 percent, and .594 percent; and a weighted average expected life of the options of five years.

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


14. STOCK OPTION PLANS (CONTINUED)

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. The Company's pro forma information follows:


                                                       1997                 1998                1999
                                                 -----------------------------------------------------------

Pro forma net income                                  $30,727              $40,873             $46,371
                                                 ========================================== ================
Pro forma earnings per share - diluted                $   .47              $   .62             $   .70
                                                 ========================================== ================

15. EMPLOYEE BENEFIT PLAN

The Company has a defined contribution plan covering substantially all employees. The plan provides the Company may match 100 percent of the employee voluntary contributions up to a maximum matching contribution of 6 percent of the employee's compensation. Company contributions in 1997, 1998, and 1999 were approximately $614, $669, and $734, respectively.

16. LEASE COMMITMENTS

In 1999 the Company initiated leasing automobiles for the Company's field sales force which calls upon office and hospital based physicians and other healthcare providers. Rental expense related to these operating leases was $225 in 1999. This table shows approximate future minimum lease commitments under noncancellable leases at December 31, 1999:



                2000                               $  600
                2001                                  600
                2002                                  300
                                              ================
                                                   $1,500
                                              =================


                            JONES PHARMA INCORPORATED

          (In thousands of dollars except share and per share amounts)

17. CONTINGENCIES AND COMMITMENTS

At December 31, 1999, the Company carried product liability coverage of $20,000 per occurrence and $20,000 in the aggregate on a "claims made" basis and carried excess coverage of $10,000 through an umbrella policy. There is no assurance that the Company's present insurance will cover any potential claims that may be asserted in the future. In addition, the Company is subject to legal proceedings and claims which arise in the ordinary course of its business.

The Company is a defendant in more than two thousand five hundred multi-defendant lawsuits involving the manufacture and sale of dexfenfluramine, fenfluramine, and phentermine. Although the Company has not at any time manufactured dexfenfluramine, fenfluramine, or phentermine, the Company was a distributor of a generic phentermine product, and, after the acquisition of Abana Pharmaceuticals, was a distributor of Obenix, its branded phentermine product. The plaintiffs in these cases claim injury as a result of ingesting a combination of these weight-loss drugs and are seeking compensatory and punitive damages as well as medical care and court supervised medical monitoring. The plaintiffs claim liability based on a variety of theories including but not limited to, product liability, strict liability, negligence, breach of warranty, and misrepresentation. These suits have been filed in various jurisdictions throughout the United States, and in each of these suits, the Company is one of many defendants, including manufacturers and other distributors of these drugs.

The Company denies any liability incident to the distribution of Obenix or its generic phentermine product and intends to pursue all defenses available to it. The Company has tendered defense of these lawsuits to its insurance carriers for handling and they are currently defending the Company in these suits. The lawsuits are in various stages of litigation, and it is too early to determine what, if any, liability the Company will have with respect to the claims set forth in these lawsuits. In the event that the Company's insurance coverage is inadequate to satisfy any resulting liability, the Company will have to resume defense of these lawsuits and be responsible for the damages, if any, that are awarded against it. Management of the Company does not believe that the outcome of these lawsuits will have a material adverse effect on the Company's business, financial condition, or results of operations.

                            JONES PHARMA INCORPORATED
             Notes to Consolidated Financial Statements (continued)
          (In thousands of dollars except share and per share amounts)


17. CONTINGENCIES AND COMMITMENTS (CONTINUED)

The FDA announced in an August 14, 1997 Federal Register Notice that orally administered drug products containing levothyroxine sodium are now classified as new drugs. Manufacturers who wish to continue to market these products must submit new drug applications (NDAs). After August 14, 2000, any levothyroxine sodium product marketed without an approved NDA will be subject to regulatory action. Levoxyl, since it was marketed prior to the date of this notice, will continue to be eligible for marketing until August 14, 2000. The Company expects to comply with the NDA requirement. Research and development expense of approximately $1.3 million in 1999 was incurred with respect to the NDA approval process.

In connection with certain product line acquisitions, the Company is obligated to pay royalties of up to 10 percent of certain product sales through 2008. Total royalty expense in 1997, 1998, and 1999 was approximately $1,358, $1,744, and $1,661, respectively.

                            JONES PHARMA INCORPORATED

          (In thousands of dollars except share and per share amounts)


18. QUARTERLY FINANCIAL DATA (UNAUDITED)


                    1998                        FIRST           SECOND          THIRD           FOURTH
                                           -----------------------------------------------------------------

  Net sales from continuing operations         $23,743         $26,675         $26,387         $26,609
  Gross profit                                  18,071          20,304          20,362          20,838

  Income from continuing operations              7,265          (1,986)          8,652           9,636
  Income from discontinued operations            1,218          17,550               -              -
                                           -----------------------------------------------------------------
  Net income                                   $ 8,483         $15,564         $ 8,652         $ 9,636

  Earnings per share:
  Basic:  Continuing operations                $  0.11         $ (0.03)        $  0.13         $  0.15
          Discontinued operations                 0.02            0.27               -               -
                                           -----------------------------------------------------------------
                                               $  0.13         $  0.24         $  0.13         $  0.15

  Diluted:Continuing operations                $  0.11         $ (0.03)        $  0.13         $  0.15
          Discontinued operations                 0.02            0.27               -               -
                                           -----------------------------------------------------------------
                                               $  0.13         $  0.24         $  0.13         $  0.15
  Stock prices:
    High                                       $ 17.94         $ 16.72         $ 15.81         $ 16.78
    Low                                        $ 15.53         $ 12.83         $  9.22         $ 11.61


                    1999                        FIRST           SECOND          THIRD           FOURTH
                                           -----------------------------------------------------------------

  Net sales from continuing operations         $29,477         $31,286         $34,538         $37,243
  Gross profit                                  22,893          26,129          27,807          30,638

  Income from continuing operations              9,776          11,587          12,547          15,034
  Income from discontinued operations                -               -               -              -
                                           -----------------------------------------------------------------
  Net income                                   $ 9,776         $11,587         $12,547         $15,034

  Earnings per share:
  Basic:  Continuing operations                $  0.15         $  0.18         $  0.19         $  0.23
          Discontinued operations                    -               -               -              -
                                           -----------------------------------------------------------------
                                               $  0.15         $  0.18         $  0.19         $  0.23

  Diluted:Continuing operations                $  0.15         $  0.17         $  0.19         $  0.22
          Discontinued operations                    -               -               -               -
                                           -----------------------------------------------------------------
                                               $  0.15         $  0.17         $  0.19         $  0.22
  Stock prices:
    High                                       $ 16.14         $ 17.58         $ 22.90         $ 30.83
    Low                                        $ 11.68         $ 13.63         $ 15.81         $ 17.66


                            JONES PHARMA INCORPORATED

          (In thousands of dollars except share and per share amounts)


19. IMPACT OF YEAR 2000 (UNAUDITED)

In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The costs associated with ensuring the Company was Year 2000 ready were, for the most part, planned capital expenditures and budgeted internal staffing expenses. The total capital expenditures related to these system upgrades and/or replacements associated with the Company's installation of an Enterprise Reporting System approximate $1.5 million, of which $1.0 million has been capitalized and $500,000 has been expensed as incurred. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

                            JONES PHARMA INCORPORATED

                 Schedule II - Valuation and Qualifying Accounts


                                                 BALANCE AT     CHARGED TO
                                                 BEGINNING       COSTS AND      DEDUCTIONS -      BALANCE AT
                  DESCRIPTION                    OF PERIOD       EXPENSES        WRITE-OFFS      END OF PERIOD
                                               ------------------------------------------------------------------

Year ended December 31, 1999
Reserves and allowances deducted from
  asset accounts:
    Allowance for doubtful accounts                $   977         $  643          $(77)             $ 1,543
                                               ==================================================================

    Accumulated amortization of intangibles        $12,160         $3,538          $(241)            $15,457
                                               ==================================================================

Year ended December 31, 1998
Reserves and allowances deducted from
  asset accounts:
    Allowance for doubtful accounts                $ 1,196         $  580          $(799)            $   977
                                               ==================================================================

    Accumulated amortization of intangibles        $ 8,503         $3,665          $(8)              $12,160
                                               ==================================================================

Year ended December 31, 1997
Reserves and allowances deducted from
  asset accounts:
    Allowance for doubtful accounts                $   388         $  891          $(83)             $ 1,196
                                               ==================================================================

    Accumulated amortization of intangibles        $ 5,175         $3,357          $(29)             $ 8,503
                                               ==================================================================
