Form 10-Q
period 2000-03-31
JONES PHARMA INC
filed 2000-05-12
CIK 793613

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

NUMBER OF SHARES OUTSTANDING OF REGISTRANT'S COMMON STOCK AS OF MAY 9, 2000:
65,489,178

                            JONES PHARMA INCORPORATED

                                      INDEX


Part I - Financial Information                                                                      PAGE
                                                                                                   NUMBER

     Item 1.  Financial Statements


         Condensed Consolidated Balance Sheets -
         December 31, 1999 and March 31, 2000                                                         3


         Condensed Consolidated Statements of Income -
         three months ended March 31, 1999 and 2000                                                   4


         Condensed Consolidated Statements of Stockholders'
         Equity - three months ended March 31, 1999 and 2000                                          5


         Condensed Consolidated Statements of Cash Flows -
         three months ended March 31, 1999 and 2000                                                   6


         Notes to Condensed Consolidated Financial Statements                                     7 - 10


     Item 2.  Management's Discussion and Analysis
                      of Results of Operations and Financial Condition                           11 - 14



Part II - Other Information

       None

Signatures                                                                                            15


                            JONES PHARMA INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS

               (In thousands of dollars except per share amounts)

                                                                                             December 31,        March 31,
                                                                                                 1999              2000
                                                                                             ------------       -----------
       ASSETS                                                                                                   (Unaudited)

Current assets:

       Cash and short-term investments....................................................   $    111,003       $   161,142

       Marketable securities..............................................................         63,228            38,707

       Accounts receivable, less allowance for doubtful accounts of
       $1,543 at December 31, 1999 and $1,610 at March 31, 2000...........................         15,915            19,738

       Inventories........................................................................         11,587            11,017

       Deferred income taxes..............................................................          3,555             3,555

       Other..............................................................................          1,522             2,584
                                                                                             ------------       -----------
Total current assets......................................................................        206,810           236,743

Net property, plant and equipment.........................................................         24,509            27,066

Net intangible assets.....................................................................         62,801            61,961

Other assets..............................................................................          6,345             6,586
                                                                                             ------------       -----------
Total assets..............................................................................   $    300,465       $   332,356
                                                                                             ============       ===========

       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

       Accounts payable and accrued expenses..............................................   $     11,257       $    11,517
       Income taxes payable...............................................................          4,469            15,692
                                                                                             ------------       -----------
Total current liabilities.................................................................         15,726            27,209

Deferred income taxes.....................................................................          5,135             5,455

Stockholders' equity:

       Preferred stock, $.01 par value; 5,000,000 shares authorized; no shares
       issued or outstanding .............................................................             --                --

       Common stock, $.04 par value; 75,000,000 shares authorized, 65,155,973 shares issued and outstanding at December 31, 1999 and 65,470,410 shares
       at March 31, 2000..................................................................          2,606             2,619

       Contributed capital................................................................        111,711           113,888

       Retained earnings..................................................................        165,381           183,244

       Accumulated other comprehensive loss...............................................            (94)              (59)
                                                                                             ------------       -----------
Total stockholders' equity................................................................        279,604           299,692
                                                                                             ------------       -----------
Total liabilities and stockholders' equity................................................   $    300,465       $   332,356
                                                                                             ============       ===========


                             See accompanying notes.

                            JONES PHARMA INCORPORATED
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

               (In thousands of dollars except per share amounts)

                                                                                                   Three Months Ended
                                                                                                       March 31,
                                                                                             ------------------------------
                                                                                                 1999               2000
                                                                                             ------------       -----------

Sales........................................................................                $     29,477       $    45,734

Cost of sales................................................................                       6,584             8,305
                                                                                             ------------       -----------
Gross profit.................................................................                      22,893            37,429

Selling, general and administrative expenses:

    Selling..................................................................                       4,774             4,939

    General and administrative...............................................                       2,527             3,244

    Research and development.................................................                         239               231

    Amortization.............................................................                         869               840
                                                                                             ------------       -----------
       Total selling, general and administrative expenses....................                       8,409             9,254
                                                                                             ------------       -----------

Operating income.............................................................                      14,484            28,175

Other income (expense):

    Interest income..........................................................                       1,396             3,199

    Other....................................................................                          17                55
                                                                                             ------------       -----------
       Total other income....................................................                       1,413             3,254

Income before taxes..........................................................                      15,897            31,429

Provision for income taxes...................................................                       6,121            12,257
                                                                                             ------------       -----------
Net Income...................................................................                $      9,776       $    19,172
                                                                                             ============       ===========

Earnings per share:

    Basic:  .................................................................                $        .15       $       .29
    Diluted: ................................................................                $        .15       $       .28




                             See accompanying notes.

            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                   Three Months Ended March 31, 1999 and 2000

               (In thousands of dollars except per share amounts)


                                                                                               Accumulated
                                                                                                  Other
                              Number of shares     Preferred  Common    Contributed  Retained  Comprehensive           Comprehensive
                             Preferred  Common      Stock      Stock     Capital     Earnings     Loss         Total       Income
                             --------- ----------  ---------  ------    -----------  --------  ------------    -----   -------------

Balance at December 31, 1998    --     64,797,700  $      --  $ 2,592   $   109,599  $ 120,479 $        --   $ 232,670 $         --

Exercise of stock options...    --         33,919         --        1            88         --          --          89           --

Shares tendered in payment
of option price.............    --           (639)        --       --            --         --          --          --           --

Net income..................    --             --         --       --            --      9,776          --       9,776        9,776

Cash dividend declared -
common stock
($.013 per share)...........    --             --         --       --            --       (864)         --        (864)          --
                             -------------------------------------------------------------------------------------------------------
Comprehensive income .......                                                                                           $      9,776
                                                                                                                       =============

Balance at March 31, 1999...    --     64,830,980  $      --  $ 2,593   $   109,687  $ 129,391          --   $ 241,671
                             =======================================================================================================





Balance at December 31, 1999..  --     65,155,973  $      --  $ 2,606   $   111,711  $ 165,381 $       (94)  $ 279,604 $         --

Exercise of stock options.....  --        338,258         --       14         2,164         --          --       2,178           --

Shares tendered in payment of
option price..................  --        (23,821)        --       (1)           --         --          --          (1)          --

Amortization of unearned
 compensation.................  --             --         --       --            13         --          --          13           --

Net income....................  --             --         --       --            --     19,172          --      19,172       19,172

Cash dividend declared-
common stock
($.020 per share).............  --             --         --       --            --     (1,309)         --      (1,309)          --

Net change in net unrealized
losses on marketable
securities, net of tax........  --             --         --       --            --         --          35          35           35
                              ------------------------------------------------------------------------------------------------------
 ..............................                                                                                         $     19,207
                                                                                                                       =============
Comprehensive income..........

Balance at March 31, 2000.....  --     65,470,410  $      --  $ 2,619   $   113,888  $ 183,244 $       (59)  $ 299,692
                              =========================================================================================




                            See accompanying notes.

                             See accompanying notes.
                            JONES PHARMA INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                            (In thousands of dollars)

                                                                                                  Three months ended
                                                                                                       March 31,
                                                                                             ------------------------------
OPERATING ACTIVITIES                                                                            1999               2000
                                                                                             ------------       -----------

Net income......................................................................             $      9,776       $    19,172

Non-cash adjustments:

   Depreciation and amortization................................................                    1,344             1,419

   Provision for uncollectibles.................................................                       76                67

   Deferred income taxes........................................................                       --               321

   Other non cash items, net....................................................                       --              (416)

Change in assets and liabilities:

   Accounts receivable..........................................................                    1,998            (3,890)

   Inventories..................................................................                   (1,015)              571

   Other assets.................................................................                     (995)           (1,303)

   Accounts payable and accrued expenses........................................                      808               259

   Income taxes payable.........................................................                    6,070            11,223
                                                                                             ------------       -----------
     Net cash from operating activities.........................................                   18,062            27,423

INVESTING ACTIVITIES

   Purchase of marketable securities............................................                       --            (9,857)

   Proceeds from maturity of marketable securities..............................                       --            34,840

   Proceeds from sale of assets.................................................                       --                13

   Additions to property, plant and equipment...................................                     (137)           (3,135)
                                                                                             ------------       -----------
     Net cash provided from (used for) investing activities.....................                     (137)           21,861

FINANCING ACTIVITIES

   Payments of cash dividends...................................................                     (864)           (1,309)

   Proceeds from exercise of stock options......................................                       89             2,164
                                                                                             ------------       -----------
     Net cash provided from (used for) financing activities.....................                     (775)              855


Increase in cash and short-term investments.....................................                   17,150            50,139

Cash and short-term investments, beginning of period............................                  122,745           111,003
                                                                                             ------------       -----------
Cash and short-term investments, end of period..................................             $    139,895       $   161,142
                                                                                             ============       ===========


                             See accompanying notes.

                            JONES PHARMA INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 1999 and 2000

            (Dollars in thousands except share and per share amounts)


1.   GENERAL

     The unaudited interim financial information reflects all adjustments (consisting of normal recurring accruals) which management considers necessary for a fair presentation of the results of operations for such periods and is subject to year-end adjustments. Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the unaudited interim financial information as permitted by rules and regulations of the Securities and Exchange Commission. Management believes that the disclosures made are adequate to make the information presented not misleading. The results for the interim periods are not necessarily indicative of results for the full year. It is suggested that these financial statements be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 1999, included in the 1999 Annual Report.

2.   STOCK SPLIT

     On February 3, 2000, the Board of Directors declared a three-for-two stock split effected in the form of a stock dividend. The financial statements, including stock options, share data, and per share data have been retroactively adjusted to reflect this stock split.

3.   EARNINGS PER SHARE

     The following table sets forth the computations of basic and diluted earnings per share for the three months ended March 31:


                                                                                                1999                2000
                                                                                             ------------       -----------
                                                                                                       (Unaudited)
                                                                                                       -----------
Numerator for basic and diluted
  earnings per share:
     Net Income                                                                              $      9,776       $    19,172
                                                                                             ============       ===========

Denominator for basic earnings per
     share-weighted average shares                                                             64,819,332        65,384,750
Effect of dilutive stock options                                                                1,492,886         2,294,068
                                                                                             ------------       -----------

Denominator for diluted earnings per share                                                     66,312,218        67,678,818
                                                                                             ============       ===========

Earning per share:
     Basic:                                                                                  $        .15       $       .29
     Diluted:                                                                                $        .15       $       .28


4.   INVENTORIES

     Inventories are valued at the lower of cost on a first-in, first-out basis or market.

Inventories consist of the following:



                                                                                             December 31,        March 31,
                                                                                                 1999              2000
                                                                                                                (Unaudited)
                                                                                             ------------       -----------

Raw material.........................................................                        $      2,563       $     2,756

Work-in-process......................................................                               1,460             1,124

Finished goods.......................................................                               7,564             7,137
                                                                                             ------------       -----------
                                                                                             $     11,587       $    11,017
                                                                                             ============       ===========




5.   PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment include the following:


                                                                                             December 31,        March 31,
                                                                                               1999                2000
                                                                                                                (Unaudited)
                                                                                             ------------       -----------

Land.................................................................                        $      2,068       $     2,068

Building and improvements............................................                              10,819            11,615

Equipment and furniture..............................................                              18,083            17,935

Automobiles..........................................................                                 616               591

Projects in process..................................................                               2,312             4,246
                                                                                             ------------       -----------

                                                                                                   33,898            36,455

Less accumulated depreciation........................................                               9,389             9,389
                                                                                             ------------       -----------
                                                                                             $     24,509       $    27,066
                                                                                             ============       ===========


6.   INTANGIBLE ASSETS

Intangible assets include the following:



                                                                                              December 31,        March 31,
                                                                                                1999                2000
                                                                                                                (Unaudited)
                                                                                             ------------       -----------

Distribution systems, trademarks and licenses..........................                      $     66,577       $    66,577

Restrictive covenants and other intangibles............................                             7,647             7,647

Goodwill...............................................................                             4,034             4,034
                                                                                             ------------       -----------

                                                                                                   78,258            78,258

Less accumulated amortization..........................................                            15,457            16,297
                                                                                             ------------       -----------
                                                                                             $     62,801       $    61,961
                                                                                             ============       ===========



7.   CONTINGENCIES

     The Company carries product liability coverage of $20 million per occurrence and $20 million in the aggregate on a "claims made" basis and carries excess coverage of $10 million through an umbrella policy. There is no assurance that the Company's present insurance will cover any potential claims that may be asserted in the future. In addition, the Company is subject to legal proceedings and claims which arise in the ordinary course of its business.

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

     The FDA announced in an August 14, 1997 Federal Register Notice that orally administered drug products containing levothyroxine sodium are now classified as new drugs. Manufacturers who wish to continue to market these products must submit new drug applications (NDAs). On April 26, 2000, the FDA extended the original deadline for the NDA approvals for levothyroxine sodium products by one year to August 14, 2001. After that date, any levothyroxine products marketed without an approved NDA will be subject to regulatory action. Since Levoxyl was marketed prior to the FDA's 1997 action, it will continue to be eligible for marketing until August 14, 2001. The Company expects to comply with the NDA requirement. Research and development expense of approximately $1.3 million in 1999 and $.2 million in the first quarter of 2000 was incurred with respect to the NDA approval process.

                         PART I - FINANCIAL INFORMATION

           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                       OPERATIONS AND FINANCIAL CONDITION

The following discussion contains forward-looking statements that involve risks and uncertainties as further discussed in the Company's 1999 Annual Report filed on Form 10K. The Company's actual results in future periods may differ significantly from the results discussed in or anticipated by such forward-looking statements.

                  ********************************************

The following table sets forth, for the two interim periods indicated, the percentages which certain components of the Consolidated Statements of Income bear to product net sales and the percentage change of such components (based on aggregate dollars) as compared to the prior year.


                                                                                                         INCREASE
                                                                                                        (DECREASE)
                                                                                                        AGGREGATE
                                                                    THREE MONTHS ENDED                   DOLLAR
                                                                         MARCH 31,                       AMOUNT
                                                                -------------------------               ----------
                                                                  1999              2000
                                                                --------         --------

Sales                                                              100.0%           100.0%                    55.2%
Cost of sales                                                       22.3             18.2                     26.1
                                                                --------         --------               ----------
Gross profit                                                        77.7             81.8                     63.5

Selling, general and administrative expenses:

    Selling                                                         16.2             10.8                      3.5

    General and administrative                                       8.6              7.1                     28.4

    Research and development                                         0.8              0.5                     (3.3)

    Amortization                                                     2.9              1.8                     (3.3)
                                                                --------         --------               ----------
      Total selling, general and
      administrative expenses                                       28.5             20.2                     10.0
                                                                --------         --------               ----------
Operating income                                                    49.2             61.6                     94.5

Interest income                                                      4.7              7.0                    129.2

Other income (expense)                                                --               --                       --
                                                                --------         --------               ----------
Income before taxes                                                 53.9             68.6                     97.7

Provision for income taxes                                          20.7             26.7                    100.2
                                                                --------         --------               ----------
Net income                                                          33.2%            41.9%                    96.1%
                                                                ========         ========               ==========


SALES

Sales for the three months ended March 31, 2000 increased 55.2% or $16.3 million to $45.7 million from $29.5 million for the three months ended March 31, 1999. Sales for the three months ended March 31, 2000 included approximately $2.8 million of product backlog resulting from a scheduled plant shut-down during the last week of December 1999.

Sales of Endocrine products, including Levoxyl, Tapazole, and Cytomel/Triostat, were up 73.6% to $27.6 million in the first quarter of 2000 from $15.9 million in the first quarter of 1999. Sales of Levoxyl increased 121.0% to $14.8 million in the first quarter of 2000 from $6.7 million in the same period of 1999 due to strong unit growth and improved average selling price. Strong unit growth and improved average selling prices also were responsible for Tapazole sales increasing 46.3% to $8.1 million in the first quarter 2000 and Cytomel/Triostat sales increasing 50.1% to $4.4 million in the first quarter of 2000.

Sales of Critical Care products were up 45.3% to $16.0 million in the first quarter of 2000 versus $11.0 million in the first quarter of 1999. This increase was due to a 76.1% increase in Thrombin product sales from $6.8 million in the first quarter of 1999 to $12.0 million in the first quarter of 2000. Thrombin product sales increased between the first quarters of 1999 and 2000 due to increased volumes and improved average selling prices.

Sales of Veterinarian products decreased 15.3% from $2.6 million during the first quarter of 1999 to $2.2 million during the first quarter of 2000 due to a temporary backorder of certain veterinarian products during the first quarter of 2000.

GROSS PROFIT

Gross profit during the first quarter of 2000 increased 63.5% or $14.5 million to $37.4 million from $22.9 million in 1999. As a percentage of sales, margins increased from 77.7% in 1999 to 81.8% in 2000. The increase in margin percentage levels is a result of increased sales of higher-margin products, more favorable contract pricing, and control of product costs in 2000.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling expenses increased 3.5% or $.1 million to $4.9 million for the three months ended March 31, 2000 from $4.8 million in 1999 due to normal salary increases. As a percentage of sales, selling expenses were down from 16.2% in the first quarter of 1999 to 10.8% in the first quarter of 2000.

General and administrative expenses increased from $2.5 million in the first quarter of 1999 to $3.2 million in the first quarter of 2000 due to an increase in the accrual of anticipated 2000 year-end bonuses, an increase in the accrual of FDA license fees associated with certain products, and normal salary increases. As a percentage of sales, general and administrative expenses decreased from 8.6% in the first quarter of 1999 to 7.1% in the first quarter of 2000.

Research and development expenses in the first quarter of 2000 totaled $0.2 million and relate primarily to the Levoxyl NDA costs incurred in connection with the FDA Federal Register Notice. On April 26, 2000, the FDA extended the deadline for receiving NDA approval for levothyroxine sodium products, such as Levoxyl, by one year to August 14, 2001.

Amortization expenses associated with intangible assets remained relatively flat at $.8 million in the first quarter of 2000 and $.9 million in the first quarter of 1999. As a percentage of sales, amortization expense decreased from 2.9% in 1999 to 1.8% in 2000.


OPERATING INCOME

Operating income during the first quarter of 2000 increased 94.5% or $13.7 million to $28.2 million from $14.5 million in 1999, and increased as a percentage of sales to 61.6% in 2000 from 49.2% in 1999, as a result of improved gross margins and lower operating expenses as a percentage of sales.

OTHER INCOME (EXPENSE)

Total other income increased $1.8 million in the first quarter of 2000 compared to the first quarter of 1999 due primarily to the increase in interest income from $1.4 million in the first quarter of 1999 to $3.2 million in the first quarter of 2000. The increase in interest income results from higher invested cash balances and higher interest rates in 2000.

INCOME TAXES

The provision for income taxes in the first quarter of 2000 increased slightly to 39.0% of pre-tax income as compared to 38.5% in the first quarter of 1999.

NET INCOME

Net income increased 96.1% or $9.4 million to $19.2 million in 2000 from $9.8 million in 1999 and as a percentage of sales, increased to 41.9% in 2000 from 33.2% in 1999.

EARNINGS PER SHARE

Diluted earnings per share increased 86.7% to $.28 for the quarter ended March 31, 2000 as compared to $.15 for the quarter ended March 31, 1999. The diluted weighted average shares outstanding increased 2.1% to 67,678,818 shares during the first quarter of 2000 as compared to 66,312,218 shares in the first quarter of 1999.

FINANCIAL CONDITION


BALANCE SHEET INFORMATION

Working capital increased to $209.5 million as of March 31, 2000 from $191.1 million as of December 31, 1999 primarily due to the increase in cash and short term investments of $50.1 million offset by the decrease in marketable securities of $24.5 million and the $11.2 million increase in income taxes payable. The Company's current ratio decreased from 13.2:1 as of December 31, 1999 to 8.7:1 as of March 31, 2000, primarily due to the increase in income taxes payable at March 31, 2000 resulting from the timing of cash income tax payments.

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

At March 31, 2000 and December 31, 1999, the Company had cash and short term investments of $161.1 and $111.0 million, respectively. The net cash generated from operating activities of $27.4 million in the first quarter of 2000, together with $34.8 million in proceeds from the maturity of marketable fixed income securities in the first quarter of 2000, was used for the purchase of marketable fixed income securities of $9.9 million, capital improvements of $3.1 million, and payment of common stock dividends of $1.3 million.

Total assets increased $31.9 million to $332.4 million at March 31, 2000 from $300.5 million at December 31, 1999 primarily due to the increase in cash generated from operations. Total liabilities increased $11.8 million to $32.7 million at March 31, 2000 from $20.9 million at December 31, 1999 primarily due to the increase in income taxes payable.

Inventories decreased slightly by approximately $0.6 million to $11.0 million at March 31, 2000 compared to $11.6 million at December 31, 1999. Accounts receivable increased to $19.7 million at March 31, 2000 from $15.9 million at December 31, 1999 as sales were higher in the month of March 2000 as compared to the month of December 1999 due to the lack of product shipped during the last week of December 1999 as a result of a scheduled plant shut-down. In days outstanding, accounts receivable decreased from 48 days at December 31, 1999 to 36 days at March 31, 2000.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       JONES PHARMA INCORPORATED



Date:    May 12, 2000              By:  /s/ Dennis M. Jones
     ------------------------         ------------------------------------------
                                      Dennis M. Jones, President




Date:    May 12, 2000              By:  /s/ Judith A. Jones
     ------------------------         ------------------------------------------
                                      Judith A. Jones
                                      Executive Vice President and
                                      Principal Financial and Accounting Officer