Form 10-Q
period 2000-06-30
JONES PHARMA INC
filed 2000-08-14
CIK 793613

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                        FOR THE TRANSITION PERIOD FROM      TO
                                                      ------   ------

                           COMMISSION FILE NO. 0-15098

                            JONES PHARMA INCORPORATED
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                       DELAWARE                                                43-1229854
 (STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)   (I.R.S. EMPLOYER IDENTIFICATION NO.)



    1945 CRAIG ROAD, ST. LOUIS, MISSOURI                                          63146
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

NUMBER OF SHARES OUTSTANDING OF REGISTRANT'S COMMON STOCK AS OF JULY 10, 2000:
65,571,116
----------

                            JONES PHARMA INCORPORATED

                                      INDEX


Part I - Financial Information                                                                     PAGE
                                                                                                  NUMBER
                                                                                                  ------
     Item 1.  Financial Statements


         Condensed Consolidated Balance Sheets -
         December 31, 1999 and June 30, 2000                                                          3


         Condensed Consolidated Statements of Income -
         three months and six months ended June 30, 1999 and 2000                                     4


         Condensed Consolidated Statements of Stockholders'
         Equity - six months ended June 30, 1999 and 2000                                             5


         Condensed Consolidated Statements of Cash Flows -
         six months ended June 30, 1999 and 2000                                                      6


         Notes to Condensed Consolidated Financial Statements                                    7 - 10


     Item 2.  Management's Discussion and Analysis
                      of Results of Operations and Financial Condition                          11 - 15



Part II - Other Information

   Note 4. Submission of Matters to a Vote of Security Holders                                       16


Signatures                                                                                           17


                            JONES PHARMA INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS

          (In thousands of dollars except share and per share amounts)


                                                                                             December 31,       June 30,
                                                                                                1999              2000
                                                                                             ------------    -------------
                                                                                                              (Unaudited)
       ASSETS

Current assets:

       Cash and short-term investments....................................................     $   111,003      $   160,698

       Marketable securities..............................................................          63,228           52,347

       Accounts receivable, less allowance for doubtful accounts of
       $1,543 at December 31, 1999 and $1,517 at June 30, 2000............................          15,915           17,404

       Inventories........................................................................          11,587           11,118

       Deferred income taxes..............................................................           3,555            2,135

       Other..............................................................................           1,522            1,516
                                                                                               -----------      -----------
Total current assets......................................................................         206,810          245,218

Net property, plant and equipment.........................................................          24,509           27,545

Net intangible assets.....................................................................          62,801           65,054

Other assets..............................................................................           6,345            6,811
                                                                                               -----------      -----------
Total assets..............................................................................     $   300,465      $   344,628
                                                                                               ===========      ===========

       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
       Accounts payable and accrued expenses..............................................     $    11,257      $    14,907

       Income taxes payable...............................................................           4,469            6,642
                                                                                               -----------      -----------
Total current liabilities.................................................................          15,726           21,549

Deferred income taxes.....................................................................           5,135            4,029

Stockholders' equity:

       Preferred stock, $.01 par value; 5,000,000 shares authorized; no shares
       issued or outstanding .............................................................               -                -

       Common stock, $.04 par value; 250,000,000 shares authorized, 65,155,973 shares issued and outstanding at December 31, 1999 and 65,525,222 shares
       at June 30, 2000...................................................................           2,606            2,621

       Contributed capital................................................................         111,711          114,411

       Retained earnings..................................................................         165,381          202,070

       Accumulated other comprehensive loss...............................................             (94)             (52)
                                                                                               -----------      -----------

Total stockholders' equity................................................................         279,604          319,050
                                                                                               -----------      -----------
Total liabilities and stockholders' equity................................................      $  300,465      $   344,628
                                                                                                ==========      ===========




                             See accompanying notes.

                            JONES PHARMA INCORPORATED
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
               (In thousands of dollars except per share amounts)



                                                                   Three Months Ended                 Six Months Ended
                                                                        June 30,                          June 30,
                                                                ------------------------           ----------------------
                                                                  1999             2000               1999          2000
                                                                  ----             ----               ----          ----
Net sales..................................................      $  31,286       $  51,632           $ 60,762    $  97,366
Cost of sales..............................................          5,157           9,474             11,740       17,779
                                                                 ---------       ---------           --------    ---------
Gross profit...............................................         26,129          42,158             49,022       79,587
  Selling, general and administrative expenses:
  Selling..................................................          4,725           4,973              9,499        9,912
  General and administrative...............................          2,727           4,648              5,255        7,892
  Research and development.................................            434             418                673          648
  Amortization.............................................            868             918              1,736        1,758
                                                                 ---------       ---------           --------    ---------
    Total selling, general and administrative expenses.....          8,754          10,957             17,163       20,210
                                                                 ---------       ---------           --------    ---------

Operating income...........................................         17,375          31,201             31,859       59,377
Other income (expense):
  Interest income..........................................          1,677           2,537              3,072        5,736
  Other....................................................            (57)             11                (39)          65
                                                                 ---------       ---------           --------    ---------
    Total other income.....................................          1,620           2,548              3,033        5,801

Income before taxes........................................         18,995          33,749             34,892       65,178
Provision for income taxes.................................          7,408          13,612             13,529       25,870
                                                                 ---------       ---------           --------    ---------
Net income.................................................      $  11,587       $  20,137           $ 21,363    $  39,308
                                                                 =========       =========           ========    =========

Earnings per share:
  Basic:  .................................................      $     .18       $     .31           $    .33    $     .60
  Diluted:.................................................      $     .17       $     .30           $    .32    $     .58











                             See accompanying notes.

            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                     Six months Ended June 30, 1999 and 2000

          (In thousands of dollars except share and per share amounts)

                                                                                                 Accumulated
                             Number of shares                                                       Other
                             ----------------        Preferred   Common  Contributed  Retained  Comprehensive          Comprehensive
                             Preferred  Common         Stock     Stock    Capital     Earnings      Loss        Total     Income
                             ---------  ------       ---------  -------  -----------  --------  -------------   -----  -------------

Balance at December 31, 1998   -        64,797,700   $   -      $ 2,592  $ 109,599    $ 120,479   $    -      $ 232,670    $   -

Exercise of stock options...   -            72,393       -            3        362         -           -            365        -

Shares tendered in payment
of option price.............   -              (639)      -         -          -            -           -           -           -

Amortization of unearned
Compensation................   -              -          -         -            34         -           -             34        -

Net income..................   -              -          -         -          -          21,363        -         21,363      21,363

Cash dividend declared-
common stock
($.029 per share)...........   -              -          -         -          -          (1,873)       -         (1,873)       -
                             -------------------------------------------------------------------------------------------------------
Comprehensive income........                                                                                               $ 21,363
                                                                                                                           =========

Balance at June, 1999.......   -        64,869,454   $   -      $ 2,595  $ 109,995    $ 139,969        -      $ 252,559
                             ==============================================================================================



                                                                                                 Accumulated
                             Number of shares                                                       Other
                              ----------------       Preferred   Common  Contributed  Retained  Comprehensive          Comprehensive
                             Preferred  Common         Stock     Stock      Capital   Earnings      Loss        Total     Income
                             ---------  ------       ---------   -------  ----------- --------  -------------   -----  -------------

Balance at December 31, 1999   -        65,155,973   $   -      $ 2,606  $ 111,711    $ 165,381   $    (94)   $ 279,604    $   -

Exercise of stock options...   -           393,492       -           16      2,675         -           -          2,691        -

Shares tendered in payment
of option price.............   -           (24,243)      -           (1)      -            -           -             (1)       -

Amortization of unearned
compensation................   -              -          -         -            25         -           -             25        -

Net income..................   -              -          -         -          -          39,308        -         39,308      39,308

Cash dividend declared-
common stock
($.040 per share)...........   -              -          -         -          -          (2,619)       -         (2,619)       -

Net change in net unrealized
losses on marketable
securities, net of tax......   -              -          -         -          -            -            42           42          42
                             -------------------------------------------------------------------------------------------------------
Comprehensive income........                                                                                               $ 39,350
                                                                                                                           =========
Balance at June 30, 2000....   -        65,525,222   $   -      $ 2,621  $ 114,411    $ 202,070   $    (52)   $ 319,050
                             =============================================================================================





                             See accompanying notes.

                            JONES PHARMA INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


      (In thousands of dollars)                                                                Six months ended
                                                                                                   June 30,
                                                                                         -------------------------
OPERATING ACTIVITIES                                                                     1999                2000
                                                                                         ----                ----
   Net income.............................................................            $  21,363          $  39,308
   Non-cash adjustments:
      Depreciation and amortization.......................................                2,800              3,030
      Provision for uncollectibles........................................                  193                (26)
      Deferred income taxes...............................................                    -                314
      Loss (gain) on sale of assets.......................................                   79                 (8)
      Other non cash items, net...........................................                    -                 30
   Change in assets and liabilities:
      Accounts receivable.................................................                4,011             (1,463)
      Inventories.........................................................               (3,069)               470
      Other assets........................................................                 (744)              (460)
      Accounts payable and accrued expenses...............................                  720              3,649
      Income taxes payable................................................                2,833              2,173
                                                                                      ---------          ---------
         Net cash from operating activities...............................               28,186             47,017
INVESTING ACTIVITIES
      Purchase of marketable securities...................................                    -            (50,680)
      Proceeds from maturity of marketable securities.....................                    -             61,568
      Other purchase......................................................                    -             (4,000)
      Proceeds from sale of assets........................................                    -                 13
      Additions to property, plant and equipment..........................               (1,102)            (4,294)
                                                                                      ---------          ---------
         Net cash provided from (used for) investing activities...........               (1,102)             2,607
FINANCING ACTIVITIES
      Payments of cash dividends..........................................               (1,873)            (2,619)
      Proceeds from exercise of stock options.............................                  365              2,690
                                                                                      ---------          ---------
         Net cash provided from (used for) financing activities...........               (1,508)                71
Increase in cash and short-term investments...............................               25,576             49,695
Cash and short-term investments, beginning of period......................              122,745            111,003
                                                                                      ---------          ---------
Cash and short-term investments, end of period............................            $ 148,321           $160,698
                                                                                      =========           ========



                             See accompanying notes.

                            JONES PHARMA INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 1999 and 2000

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

3.   EARNINGS PER SHARE

     The following table sets forth the computations of basic and diluted earnings per share for the six months ended June 30:


                                                  Three Months Ended                 Six Months Ended
                                                       June 30,                           June 30,
                                                 1999            2000               1999           2000
                                                 ----            ----               ----           ----
                                                     (Unaudited)                        (Unaudited)
                                                     -----------                        -----------
Numerator for basic and diluted
     earnings per share:
         Net Income ......................     $    11,587     $    20,137     $    21,363     $    39,308
                                               ===========     ===========     ===========     ===========

Denominator for basic earnings per
    share-weighted average shares ........      64,845,000      65,493,000      64,833,000      65,439,000
Effect of dilutive stock options .........       1,600,500       2,046,000       1,545,000       2,170,000
                                               -----------     -----------     -----------     -----------

Denominator for diluted earnings per share      66,445,500      67,539,000      66,378,000      67,609,000
                                               ===========     ===========     ===========     ===========

Earning per share:
     Basic: ..............................     $       .18     $       .31     $       .33     $       .60
     Diluted: ............................     $       .17     $       .30     $       .32     $       .58


4.   INVENTORIES

     Inventories are valued at the lower of cost on a first-in, first-out basis or market.

     Inventories consist of the following:



                                                                                   December 31,           June 30,
                                                                                     1999                  2000
                                                                                                         (Unaudited)
                                                                                ---------------          -----------
Raw material.........................................................           $        2,563       $        2,987
Work-in-process......................................................                    1,460                  939
Finished goods.......................................................                    7,564                7,192
                                                                                --------------       --------------
                                                                                $       11,587       $       11,118
                                                                                ==============       ==============



5.   PROPERTY, PLANT AND EQUIPMENT
     -----------------------------

     Property, plant and equipment include the following:



                                                                                   December 31,           June 30,
                                                                                     1999                  2000
                                                                                                         (Unaudited)
                                                                                ---------------          -----------
Land.................................................................           $        2,068          $     2,068
Building and improvements............................................                   10,819               15,652
Equipment and furniture..............................................                   18,083               19,128
Automobiles..........................................................                      616                  548
Projects in process..................................................                    2,312                  175
                                                                                --------------       --------------
                                                                                        33,898               37,571
Less accumulated depreciation........................................                    9,389               10,026
                                                                                --------------       --------------
                                                                                $       24,509       $       27,545
                                                                                ==============       ==============


6.   INTANGIBLE ASSETS

     Intangible assets include the following:



                                                                                   December 31,         June 30,
                                                                                     1999                 2000
                                                                                                       (Unaudited)
                                                                                ---------------      ---------------
Distribution systems, trademarks and licenses..........................         $       66,577       $       70,576
Restrictive covenants and other intangibles............................                  7,647                7,647
Goodwill...............................................................                  4,034                4,034
                                                                                --------------       --------------
                                                                                        78,258               82,257
Less accumulated amortization..........................................                 15,457               17,203
                                                                                --------------       --------------
                                                                                $       62,801       $       65,054
                                                                                ==============       ==============



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

     The FDA announced in an August 14, 1997 Federal Register Notice that orally administered drug products containing levothyroxine sodium are now classified as new drugs. Manufacturers who wish to continue to market these products must submit new drug applications (NDAs). On April 26, 2000, the FDA extended the original deadline for the NDA approvals for levothyroxine sodium products by one year to August 14, 2001. After that date, any levothyroxine products marketed without an approved NDA will be subject to regulatory action. Since Levoxyl was marketed prior to the FDA's 1997 action, it will continue to be eligible for marketing until August 14, 2001. The Company expects to comply with the NDA requirement. Research and development expense of approximately $1.3 million in 1999 and $.3 million in the first and second quarters of 2000 was incurred with respect to the NDA approval process.

8.   SUBSEQUENT EVENT

     On July 13, 2000, the Company announced that it had entered into an agreement with King Pharmaceuticals (NYSE: KG) pursuant to which the Company would become a wholly owned subsidiary of King in a tax-free reorganization in which holders of the Company's common stock would receive
     1.125 shares of the common stock of King for each share of the Company's common stock held as of the closing date. The transaction is subject to various conditions, including necessary approvals by holders of the Company's and King's common stock. A meeting of the Company's shareholders to vote upon the transaction has been scheduled to occur on August 31, 2000. Additional information concerning the transaction is available in a registration statement filed by King under the Securities Act of 1933. The prospectus included in that registration statement also constitutes the joint proxy statement of the Company and King concerning the merger and was first mailed to holders of the Company's common stock entitled to vote on the transaction commencing August 11, 2000.

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




                                                                         INCREASE                                (DECREASE)
                                              THREE MONTHS ENDED        (DECREASE)         SIX MONTHS ENDED       INCREASE
                                                   June 30,             AGGREGATE               June 30,          AGGREGATE
                                              ------------------         DOLLAR          -------------------       DOLLAR
                                               1999         2000         AMOUNT            1999        2000        AMOUNT
                                              ------      -------        -------         -------     -------       -------
Net sales                                      100.0%       100.0%          65.0%          100.0%      100.0%         60.2%
Cost of sales                                   16.5         18.3           83.7            19.3        18.3          51.4
                                              ------      -------        -------         -------     -------       -------
Gross profit                                    83.5         81.7           61.3            80.7        81.7          62.3
Selling, general and administrative expenses:
    Selling                                     15.1          9.6            5.2            15.7        10.2           4.3
    General and administrative                   8.7          9.0           70.4             8.6         8.1          50.2
    Research and development                     1.4          0.8           (3.7)            1.1         0.7          (3.7)
    Amortization                                 2.8          1.8            5.8             2.8         1.8           1.3
                                              ------      -------        -------         -------     -------       -------
         Total selling, general and
         administrative expenses                28.0         21.2           25.2            28.2        20.8          17.8
                                              ------      -------        -------         -------     -------       -------
Operating income                                55.5         60.5           79.6            52.5        60.9          86.4
Interest income                                  5.4          4.9           51.3             5.0         5.9          86.7
Other income (expense)                          (0.2)         0.0         (119.3)           (0.1)        0.1        (266.7)
                                              -------     -------        --------        --------    -------       --------
Income before taxes                             60.7         65.4           77.7            57.4        66.9          86.8
Provision for income taxes                      23.7         26.4           83.7            22.3        26.6          91.2
                                              -------     -------        -------         -------     -------       -------
Net income                                      37.0%        39.0%          73.8%           35.1%       40.3%         84.0%
                                              =======     ========       ========        ========    ========      ========



SALES

QUARTER ENDED JUNE 30:
Sales for the three months ended June 30, 2000 increased 65.0% to $51.6 million from $31.3 million for the three months ended June 30, 1999.

Critical care product sales in the second quarter of 2000 were up approximately 78.1% from $10.7 million for the three months ended June 30, 1999 to $19.1 million for the three months ended June 30, 2000. This increase was due to an 84.3% increase in Thrombin product sales from $7.3 million in the second quarter of 1999 to $13.4 million in the second quarter of 2000. Thrombin product sales increased between the second quarters of 1999 and 2000 due to a 57.5% increase in unit volume and improved average selling price.

Endocrine product sales in the second quarter of 2000 increased $11.4 million, or 61.6%, to $29.8 million as compared to $18.4 million in the second quarter of 1999. Sales of Levoxyl increased 37.1% to $10.8 million in the second quarter of 2000 from $7.9 million in the same period of 1999 due to 6.3% unit growth and improved average selling price. Second quarter 2000 sales of Tapazole increased 123.8% to $12.3 million as compared to $5.5 million in the comparable period of 1999 due to 89.3% unit growth and improved average selling price.

Veterinary product sales increased 29.6% from $2.2 million during the second quarter of 1999 to $2.8 million during the second quarter of 2000.

SIX MONTHS ENDED JUNE 30:
Sales for the six months ended June 30, 2000 increased 60.2% to $97.4 million from $60.8 million for the six months ended June 30, 1999.

Critical care product sales for the six months ended June 30, 2000 increased 61.5% from $21.7 million in 1999 to $35.0 million in 2000. The majority of this increase was due to Thrombin product sales of $25.3 million for the six months ended June 30, 2000 compared to $14.1 million for the same period in 1999. The increase in Thrombin products results from a 10.7% unit volume increase and improved average selling price.

Endocrine product sales increased 67.2% from $34.3 million for the first six months ended June 30, 1999 to $57.3 million for the first six months ended June 30, 2000. Levoxyl sales increased 75.6% from $14.6 million for the six months ended June 30, 1999 to $25.6 million for the six months ended June 30, 2000 with a 20.4% increase in unit volume. Sales of Tapazole increased 85.0% from $11.1 million for the six months ended June 30, 1999 to $20.5 million for the six months ended June 30, 2000 with a 52.9% increase in unit volume.

Year-to-date sales of veterinary products increased 5.0% from $4.8 million in 1999 to $5.0 million in 2000.

GROSS PROFIT

Gross profit during the three months ended June 30, 2000 increased 61.3% to $42.2 million from $26.1 million in the same period of 1999. As a percentage of sales, margins decreased slightly from 83.5% in the second quarter of 1999 to 81.7% in the second quarter of 2000.

Gross profit for the six months ended June 30, 2000 increased 62.3% or $30.6 million to $79.6 million from $49.0 million during the six months ended June 30, 1999. As a percentage of sales, margins increased slightly from 80.7% in 1999 to 81.7% in 2000.




SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling expenses increased 5.2% or $0.2 million to $5.0 million in the second quarter of 2000 due to normal salary and commission increases. As a percentage of sales, selling expenses were down from 15.1% in the second quarter of 1999 to 9.6% in the second quarter of 2000.

For the six months ended June 30, 2000, selling expenses increased 4.3%, or $0.4 million to $9.9 million due to normal salary and commission increases. As a percentage of sales, selling expenses declined from 15.7% for the six months ended June 30, 1999 to 10.2% for the six months ended June 30, 2000.

General and administrative expenses increased from $2.7 million during the second quarter of 1999 to $4.6 million in the second quarter of 2000 mainly due to approximately $1.5 million of nonrecurring costs associated with the contemplated merger with King Pharmaceuticals. As a percentage of sales, general and administrative expenses slightly increased from 8.7% in 1999 to 9.0% in 2000.

For the six months ended June 30, 2000, general and administrative expenses increased to $7.9 million from $5.3 million in 1999. The increase in 2000 over 1999 resulted primarily from approximately $1.5 million of nonrecurring costs associated with the contemplated merger with King Pharmaceuticals and normal increases in employee compensation and depreciation. As a percentage of sales, general and administrative expenses decreased from 8.6% in 1999 to 8.1% in 2000.

Research and development expenses remained relatively unchanged at $0.4 million for the second quarter of 2000 and 1999. Research and development expenses decreased slightly from $0.7 million in the six months ended June 30, 1999 to $0.6 million during the same period in 2000.

Amortization expenses associated with intangible assets remained relatively flat at $0.9 million in the second quarter of 2000 and 1999 and $1.7 million in both of the six months ended June 30, 2000 and 1999. As a percentage of sales, amortization expense decreased from 2.8% during the three months ended June 30, 1999 to 1.8% during the three months ended June 30, 2000. Amortization expense as a percentage of sales also decreased from 2.8% during the six months ended June 30, 1999 to 1.8% in the six months ended June 30, 2000.

OPERATING INCOME

Operating income during the second quarter of 2000 increased 79.6% or $13.8 million to $31.2 million from $17.4 million in 1999, and increased as a percentage of sales to 60.5% in 2000 from 55.5% in 1999, as a result of lower operating expenses as a percent of sales. For the six months ended June 30, 2000, operating income increased $27.5 million or 86.4% over the same period of 1999. As a percentage of sales, operating income increased from 52.5% to 60.9% during the respective six month periods in 1999 and 2000 due to improved operating expenses as a percent of sales.

OTHER INCOME (EXPENSE)

Total other income increased during the three months and six months ended June 30, 2000 as compared to the same periods in 1999 due primarily to the increase in interest income resulting from higher invested cash balances and higher interest rates in 2000.

INCOME TAXES

The provision for income taxes for the three month and six months ended June 30, 2000 are based on estimated effective annual income tax rates of 40.3% and 39.7%, respectively. For the three month and six month periods ended June 30, 1999, the estimated effective annual income tax rates of 39.0% and 38.8% were utilized in determining the provision for income taxes.

NET INCOME

Net income increased 73.8% to $20.1 million in the second quarter of 2000 from $11.6 million in 1999, and as a percentage of sales net income increased to 39.0% in 2000 as compared to 37.0% in 1999. For the six months ended June 30, 2000, net income increased 84.0% from $21.4 million to $39.3 million. As a percentage of sales for the six months ended June 30, net income increased from 35.1% in 1999 to 40.3% in 2000.

EARNINGS PER SHARE

Diluted earnings per share totaled $0.30 and $0.58 for the quarter and six months ended June 30, 2000 as compared to $0.17 and $0.32 for the same periods of 1999. The earnings per share increases represent net income growth computed on relatively flat average shares outstanding.

FINANCIAL CONDITION

BALANCE SHEET INFORMATION

Working capital increased to $223.7 million as of June 30, 2000 from $191.1 million as of December 31, 1999 primarily due to the increase in cash and short-term investments of $49.7 million offset by the decrease in marketable securities of $10.9 million and the $5.8 million increase in income taxes and accounts payable. The Company's current ratio decreased from 13.2:1 as of December 31, 1999 to 11.4:1 as of June 30, 2000 primarily due to the increase in income taxes payable and accounts payable at June 30, 2000 resulting from the timing of related payments.

LIQUIDITY AND CAPITAL RESOURCES

We believe that available resources and anticipated cash flows from operations are adequate to meet currently anticipated operating needs and to fund future growth. While the Company does not maintain current lines of credit, we believe we have sufficient borrowing capacity in the event that growth opportunities cannot be funded from existing resources.

At June 30, 2000 and December 31, 1999, the Company had cash and short-term investments of $160.7 and $111.0 million, respectively. The net cash generated from operating activities of $47.0 million during the six month period ended June 30, 2000, together with $61.6 million in proceeds from the maturity of marketable fixed income securities in the first six months of 2000, was used for the purchase of marketable fixed income securities of $50.7 million, capital improvements and other purchases of $8.3 million, and payment of common stock dividends of $2.6 million.

Total assets increased $44.1 million to $344.6 million at June 30, 2000 from $300.5 million at December 31, 1999 primarily due to the increase in cash generated from operations. Total liabilities increased $4.7 million to $25.6 million at June 30, 2000 from $20.9 million at December 31, 1999 due to an increase in accounts payable and accrued expenses as well as income taxes payable due to the timing of cash payments.

Inventories remained relatively flat totaling $11.1 million at June 30, 2000 as compared to $11.6 million at December 31, 1999. Accounts receivable increased to $17.4 million at June 30, 2000 from $15.9 million at December 31, 1999 as sales were higher in the month of June as compared to December 1999 due to the lack of product shipped during the last week of December 1999 as a result of a scheduled plant shut-down. In days outstanding, accounts receivable decreased from 48 days at December 31, 1999 to 31 days at June 30, 2000.

                           PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

     The Annual Meeting of Shareholders of JONES PHARMA INCORPORATED was held on May 25, 2000. At the Annual Meeting, the following proposals were adopted by the margins indicated:

     (1) Each of the seven nominees to the Board of Directors was elected for a one-year term by the shareholders:



                 DIRECTOR                       FOR               AGAINST                 ABSTAIN
                 --------                       ---               -------                 -------

         Dennis M. Jones                    55,883,719               0                   1,546,245

         Judith A. Jones                    55,876,801               0                   1,553,163

         Michael T. Bramblett               55,881,944               0                   1,548,020

         G. Andrew Franz                    55,876,909               0                   1,553,055

         J. Hord Armstrong, III             56,218,154               0                   1,211,810

         Edward A. Chod                     54,980,864               0                   2,449,100

         Thomas F. Patton, Ph.D.            56,181,785               0                   1,248,179




     (2) The shareholders approved the proposed amendment to the Registrant's Amended and Restated Certificate of Incorporation increasing the authorized capital stock to 250,000,000 shares of common stock:




                 PROPOSAL                              FOR            AGAINST           ABSTAIN
                 --------                              ---            -------           -------

     Increase Authorized Capital Stock              35,844,985       21,525,922          59,057


     (3) The shareholders ratified the adoption of the 1999 Equity Participation Plan for Non-Management Directors:




                 PROPOSAL                              FOR            AGAINST           ABSTAIN
                 --------                              ---            -------           -------

     Ratify Adoption of 1999 Equity                 52,643,362       4,610,868          175,534
     Participation Plan

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   JONES PHARMA INCORPORATED



Date:    August 14, 2000           By:  /s/ Dennis M. Jones
     -----------------------          ---------------------------------
                                      Dennis M. Jones, President




Date:    August 14, 2000           By:   /s/ Judith A. Jones
     -----------------------          ---------------------------------
                                      Judith A. Jones
                                      Executive Vice President and
                                      Principal Financial and Accounting Officer